Form 10-K
period 1993-12-31
CORESTATES FINANCIAL CORP
filed 1994-03-28
CIK 69952

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1993

                                     OR

[_] TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number 0-6879

                          CORESTATES FINANCIAL CORP
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Pennsylvania                                    23-1899716
- --------------------------------                        ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

     Philadelphia National Bank Building
     Broad & Chestnut Streets
     P.O. Box 7618
     Philadelphia, Pennsylvania 19101-7618               19101
- -------------------------------------------          -------------
(Address of Principal Executive Offices)             (Zip Code)

Registrant's telephone number, including area code:  215-973-3827

Securities registered pursuant to Section 12(b) of the Act:

                                    Name of Each Exchange
     Title of Class                 Upon Which Registered
     --------------                 ---------------------

  Common Stock, $1.00 par value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X         No
                --------         --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non-affiliates of registrant based on the closing sale price on March 4, 1994 was approximately $2,862,484,000. For this purpose only, all directors and officers of the registrant were assumed to be affiliates.

The number of shares of Common Stock outstanding at March 4, 1994 was 116,686,245.

                     DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1993, portions of which are incorporated by reference in Parts I, II and IV of this Report.

2. Definitive Proxy Statement dated March 17, 1994 for the Annual Shareholders' Meeting to be held on April 19, 1994, portions of which are incorporated by reference in Part III of this Report.

                                   PART I


Item 1 - Business

     CoreStates Financial Corp ("CoreStates") is a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Act") and incorporated under the laws of Pennsylvania with executive offices at Philadelphia National Bank Building, Broad & Chestnut Streets, Philadelphia, Pennsylvania 19107 (telephone number 215-973-3827). At December 31, 1993, CoreStates had total consolidated assets of approximately $23.7 billion and shareholders' equity of approximately $1.96 billion and, based on December 31, 1993 rankings of bank holding companies, was believed to be the 32nd largest bank holding company in the United States at such date.

Banking Subsidiaries

     The lead banking subsidiary of CoreStates is CoreStates Bank, N.A. ("CoreStates Bank"), a national banking association with executive offices located in Philadelphia, Pennsylvania. Divisions of CoreStates Bank are marketed as Philadelphia National Bank Division, the wholesale banking unit, CoreStates First Pennsylvania Bank Division, the retail banking unit, and since its merger into CoreStates Bank in August 1993, CoreStates Hamilton Bank, the unit serving central Pennsylvania. Other principal banking subsidiaries of CoreStates are New Jersey National Bank ("NJNB"), a national banking association with its executive offices located in Pennington, New Jersey and CoreStates Bank of Delaware N.A. ("CBD"), a national banking association with its sole office located in New Castle County, Delaware. CoreStates Bank, NJNB and CBD are sometimes referred to herein as the "Banking Subsidiaries". Through CoreStates Bank, NJNB and CBD, CoreStates has been engaging in the business of providing wholesale banking services, consumer financial services which includes retail banking, trust & investment management services and electronic payment services which are provided through CoreStates' Electronic Payment Services, Inc. affiliate.

Other Direct and Indirect Subsidiaries and Affiliates

     Congress Financial Corporation, ("Congress") a majority-owned subsidiary of
     ------------------------------
CoreStates, and its subsidiaries are engaged in commercial financing and factoring with headquarters in New York City and offices in Atlanta, Boston, Chicago, Columbia, Dallas, Los Angeles, Miami, Milwaukee, Portland and San Juan. As of December 31, 1993, factored receivables of Congress and its subsidiaries totalled $555.2 million while outstanding commercial finance obligations and other receivables totalled $1,426.4 million.

     CoreStates Capital Corp ("Capital") is CoreStates' designated financing
     -----------------------
entity to obtain both short-term and long-term financing for CoreStates and its other subsidiaries. At December 31, 1993, Capital had outstanding commercial paper in the aggregate principal amount of $468.8 million and debt securities in the aggregate outstanding principal amount of $1,433 million, with maturities ranging from 1 month to 11 years.

     Electronic Payment Services, Inc. ("EPS") is a joint venture formed in late
     ---------------------------------
1992 that combined the separate consumer electronic transaction processing business of CoreStates, Banc One Corporation, PNC Financial Corp. and Society Corporation into the nation's leading provider of automated teller machine and point of sale processing services to individuals, financial institutions and retail stores. CoreStates former electronic payment services business is now conducted by EPS. EPS has announced the signing of a definitive agreement providing for two additional banking companies to enter the joint venture. The transactions are expected to be completed in 1994.

     CoreStates also has several other direct and indirect subsidiaries including companies engaged in discount brokerage services, investment advisory services, lease financing activities, holding real property facilities used by CoreStates' Banking Subsidiaries and companies created solely to facilitate the business of other subsidiaries.

     For analytical purposes, management has focused CoreStates into four core businesses: Wholesale Banking, Consumer Financial Services, Trust & Investment Management and Electronic Payment Services conducted by EPS. Further information regarding CoreStates' four core businesses is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 21 through 23 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Exhibit 13 pages 7 through 10) which pages of the Annual Report are incorporated herein by reference. A brief discussion of the four core businesses is presented below. There is considerable inter-relationship among these businesses.

     Wholesale Banking  Wholesale banking services are provided through the
     -----------------
Banking Subsidiaries and Congress by the following groups: corporate and institutional banking; investment banking; cash management; international banking; corporate middle market; and specialized finance. Domestic financing services include commercial, industrial and real estate loans, the financing of receivables, inventory, equipment and other requirements of business customers and the provision of financial services for correspondent banks. Foreign and international finance services include the making of loans and acceptances, the issuance and confirmation of letters of credit and related financial services. Also provided are transaction processing services, including cash management, lock box, funds transfer and collection and disbursement management on both a domestic and international basis.

     International activities are conducted directly by CoreStates Bank through its head office in Philadelphia and 23 foreign offices. In addition, banking and financing activities are conducted through two wholly-owned Edge Act subsidiaries.

     Advisory services are also provided which relate to loan syndications, private placements, mergers and acquisitions, company valuations and other similar matters. This business also deals in and underwrites obligations of the United States Government, federal agencies and general obligations of States and municipal sub-divisions and assists individual corporate customers as well as other institutions with the purchase and sale of all types of marketable securities.

     Consumer Financial Services This core business is provided by the Banking
     ---------------------------
Subsidiaries and includes community banking and specialty products. Specialty products includes credit card, student lending and residential mortgage. Community banking services are offered through the branch network of the Banking Subsidiaries in Pennsylvania and New Jersey. This branch banking network provides a full range of products including deposit, loan and related financial products, primarily on a full relationship basis. The specialty products and consumer finance line of business is provided primarily by CBD which is the issuer of credit cards and also engages in a direct consumer loan business.

     Trust & Investment Management  This core business provides products through
     -----------------------------
four business lines: institutional trust, personal trust, private banking and investment management. These products are offered through the Banking Subsidiaries and include fiduciary administration and transaction processing services, corporate trust services and through CoreStates Investment Advisors, Inc., investment management services.

     Electronic Payment Services  This core business includes the MAC automated
     ---------------------------
teller machine network ("MAC") and point of sale processing ("POS"). Customers for these businesses include individuals, financial institutions and retail stores. The MAC and POS business lines were contributed to EPS on December 4, 1992.

Strategic Actions

     A discussion of strategic actions taken by CoreStates in 1993 is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 19 through 21 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Exhibit 13 pages 4 through 7) which pages of the Annual Report are incorporated herein by reference.

Government Supervision and Regulation

     CoreStates is a registered bank holding company subject to the supervision of, and to regular inspection by, the Board of Governors of the Federal Reserve System ("Federal Reserve"). All three Banking Subsidiaries are organized as national banking associations, which are subject to regulation by the Comptroller of the Currency ("OCC"). The Banking Subsidiaries are also subject to regulation by other federal bank regulatory bodies. In addition to banking laws, regulations and regulatory agencies, CoreStates and its subsidiaries and affiliates are subject to various other laws, regulations and regulatory agencies, all of which directly or indirectly affect CoreStates' operations, management and ability to make distributions. The following discussion summarizes certain aspects of those laws and regulations that affect CoreStates. Proposals to change the laws and regulations governing the banking industry are frequently raised in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any changes and the impact such changes might have on CoreStates and its Banking Subsidiaries are difficult to determine.

     An important function of the Federal Reserve System is to regulate the national supply of bank credit. Among the instruments of monetary policy used by the Federal Reserve System to implement its objectives are: open market operations in U.S. Government securities; changes in the discount rate on bank borrowings; and changes in reserve requirements on bank deposits.

     Under the Act, CoreStates' activities, and those of companies which it controls or in which it holds more than 5% of the voting stock, are limited to banking or managing or controlling banks or furnishing services to or performing services for its subsidiaries, or any other activity which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

     Bank holding companies, such as CoreStates, are required to obtain prior approval of the Federal Reserve to engage in any new activity or to acquire more than 5% of any class of voting stock of any company. The Act also requires bank holding companies to obtain the prior approval of the Federal Reserve before acquiring more than 5% of any class of voting shares of any bank which is not already majority-owned.

     Provisions of federal banking laws restrict the amount of distributions that can be paid to CoreStates by the Banking Subsidiaries. Under applicable federal laws, no dividends may be paid in an amount greater than net profits then on hand, reduced by certain loan losses (as defined in the applicable statutes). In addition, for each of CoreStates' Banking Subsidiaries, prior approval of federal banking authorities is required if dividends declared by a Banking Subsidiary in any calendar year will exceed its net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years. Based on these regulations, CoreStates' Banking Subsidiaries, without regulatory approval, could declare dividends at December 31, 1993 of $171 million.

     The OCC, in the cases of the Banking Subsidiaries, also has authority to prohibit payment of a dividend if such payment constitutes what, in the OCC's opinion, is an unsafe or unsound practice. In addition, the ability of CoreStates and its national Banking Subsidiaries to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards to be established under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), as described below. The rights of CoreStates, its shareholders and its creditors to participate in any distribution of the assets or earnings of its Banking Subsidiaries is further subject to the prior claims of creditors of the respective Banking Subsidiaries.

     According to Federal Reserve policy, CoreStates is expected to act as a source of financial strength to each Banking Subsidiary and to commit resources to support each Banking Subsidiary in circumstances in which it might not do so absent such policy. In addition, any capital loans by Corestates to any Banking Subsidiary would be subordinated in right of payment to deposits and certain other indebtedness of each Banking Subsidiary.

     In addition, CoreStates' Banking Subsidiaries are subject to certain restrictions imposed by Federal law on any extension of credit to, and certain other transactions with CoreStates, Capital and certain other non-bank subsidiaries, on investments in stock or other securities thereof and on the taking of such securities as collateral for loans. Among other things, the aggregate of such loans made by each Banking Subsidiary to CoreStates or to any single non-bank subsidiary generally may not exceed 10% of the sum of such Banking Subsidiaries' capital and surplus, as defined, and all loans by each Banking Subsidiary to CoreStates and its non-bank subsidiaries are limited to 20% of such Banking Subsidiaries' capital and surplus. Such loans must be secured by collateral with a value between 100% and 130% of the loan amount, depending on the type of collateral. The Banking Subsidiaries may extend credit to CoreStates and its non-bank subsidiaries without regard to these restrictions to the extent such extensions of credit are secured by specific kinds of collateral such as obligations of or guaranteed by the U.S. Government or its agencies and certain bank deposits.

     FDICIA modifies certain provisions of the Federal Deposit Insurance Act and makes revisions to several other banking statutes. In general, FDICIA subjects banks to significantly increased regulation and supervision, and requires the federal banking agencies to take "prompt corrective action" with respect to banks which do not meet minimum capital requirements. Among other things, FDICIA requires a bank which does not meet any one of its capital requirements set by its regulators to submit a capital restoration plan for improving its capital. A holding company of a bank must guarantee that the bank will meet its capital plan, subject to certain limitations. If such a guarantee were deemed to be a commitment to maintain capital under the U.S. federal Bankruptcy Code, a claim under such guarantee in a bankruptcy proceeding involving the holding company would be entitled to a priority over third party creditors of the holding company. In addition, FDICIA prohibits a bank from making a capital distribution to its holding company or otherwise if it fails to meet any capital requirements. Furthermore, under certain circumstances, a holding company of a bank which fails to meet certain of its capital requirements may be prohibited from making any capital distributions to its shareholders or otherwise. Critically undercapitalized banks (which are defined to include banks which still have a positive net worth) are generally subject to the mandatory appointment of a receiver. All of CoreStates' Banking Subsidiaries meet current regulatory capital requirements and are "well capitalized" as defined by regulatory authorities. Pursuant to FDICIA, in 1993 the FDIC issued a regulation entitled "Annual Independent Audits and Reporting Requirements" for banks which requires, among other things, a management assessment on the effectiveness of the internal controls over financial reporting as of the end of fiscal year 1993. CoreStates and the Banking Subsidiaries have complied with this regulation for 1993.

     The Financial Institution Reform, Recovery, and Enforcement Act ("FIRREA") enacted in August 1989 provides among other things for cross-guarantees of the liabilities of insured depository institutions pursuant to which any bank or savings association subsidiary of a holding company may be required to reimburse the FDIC for any loss or anticipated loss to the FDIC that arises from a default of any of such holding company's other subsidiary banks or savings associations or assistance provided to such an institution in danger of default. The Banking Subsidiaries of CoreStates are subject to such cross-guarantee.

     The deposits of each of the Banking Subsidiaries are insured up to applicable limits by the FDIC. Accordingly, the Banking Subsidiaries are subject to deposit insurance assessments to maintain the Bank Insurance Fund (the "BIF") of the FDIC. Pursuant to FDICIA, the FDIC has established a risk-based insurance assessment system. This approach is designed to ensure that a banking institution's insurance assessment is based on three factors: the probability that the applicable insurance fund will incur a loss from the institution; the likely amount of the loss; and the revenue needs of the insurance fund. Effective January 1, 1993, the FDIC established a risk related premium assessment system, with assessment rates ranging from .23% of domestic deposits (the same rate as under the previous flat-rate assessment system) for those banks deemed to pose the least risk to the insurance fund, to .31% for those banks deemed to pose the greatest risk (with intermediate rates of .26%, .29% and .30%). All Corestates' Banking Subsidiaries have been notified by the FDIC that, for the semiannual assessment period beginning January 1, 1993, each will be subject to an assessment rate of .23%.

CAPITAL GUIDELINES

     A discussion of capital guidelines and capital strengths is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 and 24 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Exhibit 13 pages 11 and 12) which pages of the Annual Report are incorporated herein by reference.

COMPETITION

     The activities in which CoreStates and the Banking Subsidiaries engage are highly competitive. Generally, the lines of activity and markets served involve competition with other banks and non-bank financial institutions, as well as other entities which offer financial services, located both within and without the United States. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits, lending limits and location of offices.

     The four core business segments in the markets served by the Banking Subsidiaries and EPS are highly competitive and the Banking Subsidiaries and EPS compete with other commercial banks, savings and loan associations and other businesses which provide services similar to those offered by the Banking Subsidiaries and EPS. The Banking Subsidiaries actively compete in wholesale banking with local, regional and international banks and non-bank financial organizations, some of which are significantly larger than certain of the Banking Subsidiaries. In providing consumer financial services, the Banking Subsidiaries' competitors include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In providing trust and investment management services, the Banking Subsidiaries compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banking Subsidiaries also compete with other banks, insurance agents, financial counselors and other fiduciaries for personal trust business.

     The Banking Subsidiaries also actively compete for funding. A primary source of funds is deposits, and competition for deposits includes other deposit taking organizations, such as commercial banks, savings and loan associations and credit unions, and so-called "money market" mutual funds. The Banking Subsidiaries also actively compete for funds with U.S. Government securities and in the open money market.

                                  Employees

     As of February 28, 1994, CoreStates and its subsidiaries employed 11,180 persons on a full time basis and 2,855 persons on a part-time basis. CoreStates provides a variety of employment benefits and considers its relations with its employees to be satisfactory.

                      Selected Statistical Information

     Tables and selected statistical information concerning CoreStates and its subsidiaries as described below and set forth on pages of the CoreStates 1993 Annual Report to Shareholders (and Exhibit 13 page numbers) set forth below are incorporated herein by reference:

                                      Annual Report to           Exhibit 13
                                      Shareholders               Page
                                      Page Reference             Reference
                                      --------------             ----------

Distribution of Assets, Liabilities
   and Stockholders' Equity;
   Interest Rates and Interest
   Differential ............................64-65, 69            71-74, 78

Investment Portfolio .......................75                   86

Loan Portfolio .............................25-32, 70-73         14-24, 79-83

Summary of Loan Loss Experience ............29, 72-73            19-20, 82-83

Deposits ...................................64-65, 73            71-74, 83

Return on Average Equity and Average
   Assets ..................................68                   77

Short-Term Borrowings ......................53                   55-56

     Information illustrating the interest sensitivity of CoreStates interest earning assets and interest bearing liabilities is contained on page 74 of the Annual Report to Shareholders (Exhibit 13 page 84) and on page 11 of this Form 10-K.

Corestates Financial Corp And Subsidiaries

Interest Sensitivity Analysis at December 31, 1993
(In Millions)

                                                                           Rate Maturity Period
                                               ---------------------------------------------------------------------------
                                                 1-90      91-181      182-365      1-2       3-5        >5
                                                 Days       Days         Days       Years     Years      Years      Total
                                               -------     -------      -------    --------   ------     -------    -------
EARNING ASSETS
Federal funds sold, resale agreements and
trading account securities.............        $     9                                                              $     9
Time deposits..........................            578     $   533     $    162                                       1,273
Investment securities..................            779         280          347    $    527    $  434    $   365      2,732
Interest rate swaps....................            637         145          345         691     1,787        695      4,300
Asset financial futures................            296          79          195          20        15                   605
                                               -------     -------      -------    --------    ------    -------    -------
    Total discretionary assets.........          2,299       1,037        1,049       1,238     2,236      1,060      8,919
Total loans(a).........................         11,837         703          826       1,150     1,617        230     16,363
                                               -------     -------      -------    --------    ------    -------    -------
    Total earning assets...............         14,136       1,740        1,875       2,388     3,853      1,290     25,282
                                               -------     -------      -------    --------    ------    -------    -------
FUNDING SOURCES
Federal funds purchased, repurchase
  agreements and other short-term
  funds borrowed........................         1,825          11                                                    1,836
Domestic and foreign time deposits(b)...           869          21            5           5         4         70        974
Long-term debt............. ............           616          19           30         122        29        639      1,455
Interest rate swaps.....................         3,761          25           33         149       332                 4,300
Liability financial futures.............           530          55           20                                         605
                                               -------     -------      -------    --------    ------    -------    -------
    Total discretionary liabilities.....         7,601         131           88         276       365        709      9,170
                                               -------     -------      -------    --------    ------    -------    -------
Savings certificates....................           874         610          478         364       370        301      2,997
Money market, savings and NOW accounts..         3,578                                                     3,396      6,974
                                               -------     -------      -------    --------    ------    -------    -------
    Total savings certificates and
    indefinite maturity liabilities.....         4,452         610          478         364       370      3,697      9,971
                                               -------     -------      -------    --------    ------    -------    -------
   Total net funding sources............        12,053         741          566         640       735      4,406     19,141
                                               -------     -------      -------    --------    ------    -------    -------
   Adjusted period gap.................        $ 2,083     $   999      $ 1,309    $  1,748    $3,118    $(3,116)   $ 6,141(c)
                                               =======     =======      =======    ========    ======    =======    =======
   Cumulative gap.......................       $ 2,083     $ 3,082      $ 4,391    $  6,139    $9,257    $ 6,141
                                               =======     =======      =======    ========    ======    =======

Notes to interest sensitivity analysis:

(a)   Non-performing loans are included in 1-90 days.
(b)   Deposit volume exclude time deposits not at interest.
(c) Represents the portion of total interest earning assets which are funded by non-interest bearing funding sources including demand deposits and shareholders' equity.

                    EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table shows the name and age of the current executive officers of CoreStates Financial Corp ("Corporation") and their present and previous positions held by them for at least the past five years.

NAME                     AGE        PRESENT & PREVIOUS POSITIONS
- ----                     ---        ----------------------------

Terrence A. Larsen       47         Chairman, Chief Executive Officer, (1988 to
                                    present) and Director (1986 to present),
                                    President (January 1, 1992 to present, 1986
                                    to March 1990), Chief Operating Officer
                                    (1986 to 1988) of the Corporation; Chairman
                                    and Director (October 1990 to present) and
                                    President (January 1, 1992 to present) of
                                    CoreStates Bank; Chairman (1989 to October
                                    1990), Director (1986 to October 1990), and
                                    Executive Vice President, 1983 to 1986) of
                                    The Philadelphia National Bank ("PNB").

Thomas A. Bracken        47         Chief Executive Officer and President of New
                                    Jersey National Bank ("NJNB") (January 1993
                                    to present), Executive Vice President of
                                    NJNB (1986 to January 1993).

Leslie R. Butler         53         Chief Human Resources Officer (December 1990
                                    to present) of the Corporation; Vice
                                    Chairman (1988 to December 1990) and
                                    Director (1988 to March 1990) and prior
                                    thereto Senior Executive Vice President and
                                    Chief Administration Officer of First
                                    Pennsylvania Bank.



David C. Carney          56         Chief Financial Officer (April 1991 to
                                    present) of the Corporation; Philadelphia
                                    Area Managing Partner (1989 to March 1991)
                                    of Ernst & Young;  Prior thereto, Office
                                    Managing Partner, Arthur Young & Company.

Charles L.
Coltman, III             50         Assistant to the Chairman, Corporate Quality
                                    (February 1993 to present), Chief Credit
                                    Policy Officer (September 1990 to February
                                    1993), Executive Vice President and Credit
                                    Policy Officer (1989 to September 1990) of
                                    the Corporation; Vice Chairman (March 1990
                                    to September 1990) and Executive Vice
                                    President and Credit Policy Officer (1986 to
                                    1989) of PNB.

Charles P. Connolly      45         Chief Credit Policy Officer (February 1993
                                    to present) of the Corporation; Executive
                                    Vice President (1987 to February 1993) of
                                    CoreStates Bank.

Donald M. Cooper         55         Chairman, President and Chief Executive
                                    Officer (August 1993 to present) of
                                    CoreStates Hamilton Bank Division of
                                    CoreStates Bank; Chairman, President and
                                    Chief Executive Officer (January 1991 to
                                    August 1993), Vice Chairman and Chief
                                    Operating Officer (1988 to January 1991) of
                                    Hamilton Bank; Executive Vice President
                                    (1983 to 1988) of the Corporation.


Robert N. Gilmore        45         Chief Technology and Processing Services
                                    Officer (August 1991 to present), Executive
                                    Vice President (September 1986 to August
                                    1991) of the Corporation; Executive Vice
                                    President (September 1986 to present) of
                                    CoreStates Bank.

Rosemarie B. Greco       47         Chief Retail Services Officer (October 1993
                                    to present) of the Corporation; President
                                    and Chief Executive Officer of CoreStates
                                    First Pennsylvania Bank Division of
                                    CoreStates Bank (March 1991 to Present) and
                                    Director (April 1992 to present); President
                                    and Director (1987 to March 1991), Chief
                                    Executive Officer (September 1990 to March
                                    1991), Executive Vice President (1986 to
                                    1987) of Fidelity Bank; Senior Executive
                                    Vice President and Director (1987 to March
                                    1991) of First Fidelity Bancorporation.


Albert W. Mandia         46         Executive Vice President (1989 to present)
                                    of the Corporation; Executive Vice President
                                    (April 1992 to present) of CoreStates Bank;
                                    Executive Vice President (1986 to 1989) of
                                    PNB.


Blair E. McNeill         49         Executive Vice President (March 1987 to
                                    present) of the Corporation; Chairman and
                                    Chief Executive Officer (July 1991 to
                                    present) of CBD.


Robert B. Palmer         53         Chairman (February 1991 to present) and
                                    President (October 1990 to February 1991) of
                                    CoreStates First Pennsylvania Division of
                                    CoreStates Bank; Chief Retail Services
                                    Officer (February 1991 to October 1993) of
                                    the Corporation; Director (April 1992 to
                                    present) of CoreStates Bank; President and
                                    Chief Executive Officer (March 1990 to
                                    October 1990) of First Pennsylvania Bank,
                                    N.A.; Chief Executive Officer (1989 to March
                                    1990), President and Chief Operating Officer
                                    (1987 to March 1990) and Executive Vice
                                    President (1976 to 1987) of PNB; Executive
                                    Vice President (1983 to 1987) of the
                                    Corporation.


Frank E. Reed            58         Chief Wholesale Services Officer (May 1992
                                    to present) of the Corporation; President
                                    and Chief Executive Officer (October 1990 to
                                    present) of Philadelphia National Bank
                                    Division of CoreStates Bank; Director (April
                                    1992 to present) of CoreStates Bank;
                                    President and Chief Executive Officer (March
                                    1990 to October 1990) of PNB; President and
                                    Chief Operating Officer (1984 to March 1990)
                                    of First Pennsylvania Corporation and First
                                    Pennsylvania Bank.

Mark E. Stalnecker       42         Chief Trust & Investment Services Officer
                                    (May 1992 to present) of the Corporation;
                                    Executive Vice President CoreStates Trust
                                    and Investment Group (March 1990 to present)
                                    of CoreStates Bank; Director (April 1992 to
                                    present) of CoreStates Bank; Chief Executive
                                    Officer of Philadelphia National Limited and
                                    Executive Vice President (1988 to March
                                    1990) of the Corporation and PNB; Associate
                                    Director, Treasury - J. P. Morgan
                                    Securities, Ltd.-London (February 1987 to
                                    1988); Executive Vice President of the
                                    Corporation (1986 to 1987).

Item 2 - Properties

     The principal offices of CoreStates and CoreStates Bank are located in a 25-story building known as the Philadelphia National Bank Building ("PNB Building"), located at Broad and Chestnut Streets, Philadelphia, Pennsylvania, owned by Clymer Realty Corporation, a real estate subsidiary of CoreStates Bank, and in leased space located at Centre Square West, 16th and Market Streets, Philadelphia, Pennsylvania. CoreStates and its subsidiaries and affiliates occupy approximately 260,000 square feet of the PNB Building's approximately 400,000 square feet of office space and 547,600 square feet of the office space in the Centre Square complex. Approximately 194,100 square feet of office space in the Widener Building adjacent to the PNB Building is leased for use by CoreStates Bank. In addition, office space is leased for use by CoreStates and CoreStates Bank in the following Philadelphia locations: approximately 393,000 square feet in the Penn Mutual Buildings, 510, 520 and 530 Walnut Street, approximately 111,600 square feet in the Curtis Center, 6th and Walnut Streets, and approximately 62,100 square feet in the Graham Building, One Penn Square West.

     Fifth and Market Corporation, a real estate subsidiary of CoreStates Bank, owns the 11 story building located at Fifth and Market Streets, Philadelphia, Pennsylvania. The building, containing approximately 587,000 square feet, is comprised of almost 493,000 square feet of office space, a branch banking office and an underground garage, in addition to the public access and service areas. CoreStates Bank's operations center and its loss prevention and security, human resources and loan accounting units presently occupy all of the office space in this building.

     CoreStates Bank also owns a service and warehouse building at 1306 Spring Garden Street in Philadelphia and a six story building at 3020 Market Street in Philadelphia which is used for storage. An administrative center at 1097 Commercial Avenue, Lancaster, Pennsylvania and the executive offices of its CoreStates Hamilton Bank division at 100 North Queen Street, Lancaster, Pennsylvania are also owned by CoreStates Bank. Of 183 CoreStates Bank domestic banking offices at December 31, 1993, 70 were in CoreStates Bank owned premises and 113 were in leased premises. The lease provisions for rented properties generally provide for initial terms of at least 10 to 15 years with varying options for renewal.

     On May 13, 1977, CoreStates (then National Central Financial Corporation) borrowed $25 million from two institutional lenders at an interest rate of 8 5/8% per annum. The loan is payable over 25 years, with level monthly installments which are set to fully amortize the loan by maturity. The loan is secured by a first lien mortgage on 30 CoreStates Bank owned properties previously owned by Hamilton Bank and occupied by the CoreStates Hamilton Bank division of CoreStates Bank.

     As of December 31, 1993, NJNB maintained 103 bank and bank-related properties. Of the total, 55 were owned in fee and 48 were leased, of which 13 were owned partially in fee and partially under lease. Of the leased properties most of the leases range from five to 27 years. All real estate and buildings owned by NJNB are free from mortgages. Of the buildings owned by NJNB, four include space leased to others, and of the buildings leased by NJNB, one includes space leased to others.

     CBD leases space in three office buildings located at 1523 Concord Pike, New Castle County, Delaware. The buildings contain 131,593 square feet of rental space, all of which is occupied by CBD. The leases expire in 1995 and contain three five-year renewal options in favor of CBD.

     The offices of CoreStates' other direct and indirect subsidiaries and the foreign branch and representative offices of CoreStates Bank are in leased premises. Rental expense, reduced by sublease income, for CoreStates and its subsidiaries in 1993 was $56.6 million.

Item 3 - Legal Proceedings

     In the normal course of business, CoreStates and its subsidiaries are subject to numerous pending and threatened legal actions and proceedings, some for which the relief or damages sought are substantial. Management does not believe the outcome of these actions and proceedings will have a materially adverse effect on the consolidated financial position of CoreStates.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

                                   PART II

Item 5 - Market for the Registrant's Common Stock and Related
Stockholder Matters

     CoreStates Common Shares are traded on the New York Stock Exchange under the symbol "CFL". Until December 29, 1993, CoreStates Common Shares were traded in the over-the-counter market and the price quotations were reported on the NASDAQ National Market System. The table below sets forth, for the periods indicated, the high and low prices for CoreStates Common shares as reported on the New York Stock Exchange or as quoted on the NASDAQ National Market System, as applicable, and cash dividends declared per share. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth in the table has been adjusted retroactively for a stock dividend in the form of a two-for-one stock split declared on

August 17, 1993 and distributed on October 15, 1993 to shareholders of record on September 15, 1993. On March 4, 1994, there were approximately 32,848 registered holders of Common Stock of CoreStates.

                                         CORESTATES
                                   --------------------------
                                                       DIVIDEND
                                    HIGH       LOW     DECLARED
                                   -------   -------   --------
Year ended December 31, 1992:
   First Quarter...............    $25 1/8   $21 7/8     $0.25
   Second Quarter..............     27        21          0.25
   Third Quarter...............     26 1/4    23 5/8      0.25
   Fourth Quarter..............     28 7/8    24 1/8      0.27

Year ended December 31, 1993:
   First Quarter...............     29 3/4    26 3/8     $0.27
   Second Quarter..............     30 1/8    25 1/8      0.27
   Third Quarter...............     29 3/4    26 3/4      0.30
   Fourth Quarter..............     29 3/4    25 1/8      0.30

     CoreStates currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to further dividends because they are dependent upon further operating results, capital requirements and financial condition.

     The approval of the Comptroller of the Currency is required for national banks to pay dividends if the total of all dividends declared in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the preceding two calendar years. Under this formula CoreStates Bank, NJNB and CBD can declare dividends to CoreStates of approximately $151 million, $19 million and $1 million, respectively, plus an additional amount equal to CoreStates Bank's, NJNB's and CBD's retained net profits for 1994 up to the date of dividend declaration.

Item 6 - Selected Financial Data

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 66, 67 and 68 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Exhibit 13 pages 75 through 77).

Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 18 through 40 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Exhibit 13 pages 1 through 37).

Item 8 - Financial Statements and Supplementary Data

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 40 through 77 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1993 (Exhibit 13 pages 38 through 90).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from pages 1 through 7 of the CoreStates Proxy Statement dated March 17, 1994 and from Part I of this report on Form 10-K.

Item 11 - Executive Compensation

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from pages 10 through 18 of the CoreStates Proxy Statement dated March 17, 1994. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from pages 2-7, 15-16, and 18 of the CoreStates Proxy Statement dated March 17, 1994.

     On March 25, 1994 CoreStates received a corrected Schedule 13G from Mellon Bank Corporation which indicates that Mellon Bank Corporation and its subsidiaries and affiliates own 3.06% of the outstanding Shares of Common Stock of CoreStates rather than the 5.34% as reported on the original Schedule 13G dated February 9, 1994 and reflected on page 7 of the CoreStates Proxy Statement dated March 17, 1994.

Item 13 - Certain Relationships and Related Transactions

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from page 10 of the CoreStates Proxy Statement dated March 17, 1994.

                                 PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.  Financial Statements:

     The following consolidated statements of CoreStates Financial Corp included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1993, are incorporated by reference in Item 8:

                                                   Annual Report    Exhibit 13
                                                  to Shareholders      Page
                                                  Page Reference     Reference
                                                  ---------------  -------------
    Consolidated Statement of, Income for
    each of the years ended December 31,
    1993, 1992 and 1991............................     42              41

    Consolidated Balance Sheet at December
    31, 1993 and 1992..............................     43              42

    Consolidated Statement of Changes
    in Shareholders' Equity for each of
    the years ended December 31, 1993, 1992
    and 1991.......................................     44              43

    Consolidated Statement of Cash Flows
    for each of the years ended December
    31, 1993, 1992 and 1991........................     45              44

   Notes to the Financial Statements..............      46-63           45-70

(a) 2.  Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3.  Exhibits
        --------

Exhibit No.                                                     Page No.
- -----------                                                     --------
   2.1       Agreement and Plan of Merger dated as of August
             2, 1993 by and between CoreStates Financial Corp
             and Constellation Bancorp and filed as Exhibit 2
             to Registrants Quarterly Report on Form 10-Q for
             the quarter ended June 30, 1993 and incorporated
             herein by reference.

Exhibit No.                                                      Page No.
- -----------                                                     --------
   2.2       Agreement and Plan of Merger dated as of
             November 19, 1993 by and between CoreStates
             Financial Corp and Independence Bancorp, Inc.

   3.1 Articles of Incorporation of Registrant as amended through May 3, 1993. Filed as Exhibit
             3(a) to the Registrant's Current Report on
             Form 8-K dated October 21, 1993 and
             incorporated herein by reference.

   3.2       By-laws of Registrant as amended through April
             20, 1993. Filed as Exhibit 3(b) to the
             Registrant's Current Report on Form 8-K dated
             October 21, 1993 and incorporated herein by reference.

   4.1 The Registrant will furnish to the Securities and Exchange Commission, upon request, copies of instruments defining the rights of holders of long-term debt of CoreStates Financial Corp and its subsidiaries.

   4.2 Distribution Agreement dated January 29, 1991 among CoreStates Financial Corp, CoreStates
             Capital Corp and Merrill Lynch & Co., Goldman,
             Sachs & Co., Shearson Lehman Brothers Inc. and
             J.P. Morgan Securities Inc. Filed as Exhibit
             4.5 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

   4.3 Underwriting Agreement dated February 12, 1991 among CoreStates Financial Corp, CoreStates
             Capital Corp and Shearson Lehman Brothers
             Inc., Goldman, Sachs & Co., Merrill Lynch &
             Co. and J.P. Morgan Securities Inc. Filed as
             Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended
             December 31, 1991 and incorporated herein by reference.

   4.4       Indenture dated as of December 1, 1990 between
             CoreStates Financial Corp, CoreStates Capital
             Corp and The First National Bank of Atlanta.
             Filed as Exhibit 4.1 to the Registrant's
             Current Report on Form 8-K dated January 29,
             1991 and incorporated herein by reference.


Exhibit No.                                                     Page No.
- -----------                                                     --------
   4.5       Indenture dated as of December 1, 1990 between
             CoreStates Financial Corp, CoreStates Capital
             Corp and Bank One, Columbus, N.A. Filed as
             Exhibit 4.2 to the Registrant's Current Report
             on Form 8-K dated January 29, 1991 and
             incorporated herein by reference.

   4.6       First Supplemental Indenture dated as of March
             1, 1993 to the Indenture dated as of December
             1, 1990 by and between CoreStates Capital
             Corporation, CoreStates Financial Corp and
             Bank One, Columbus, N.A. filed as Exhibit 4 to
             Registrant's Current Report on Form 8-K dated
             April 20, 1993 and incorporated herein by reference.

   4.7       Specimen of Medium-Term Note (Senior Fixed
             Rate). Filed as Exhibit 4.3 to the
             Registrant's Current Report on Form 8-K dated
             January 29, 1991 and incorporated herein by reference.

   4.8       Specimen of Medium-Term Note (Senior Floating
             Rate). Filed as Exhibit 4.4 to the
             Registrant's Current Report on Form 8-K dated
             January 29, 1991 and incorporated herein by reference.

   4.9       Specimen of Medium-Term Note (Subordinated
             Fixed Rate). Filed as Exhibit 4.5 to the
             Registrant's Current Report on Form 8-K dated
             January 29, 1991 and incorporated herein by reference.

   4.10      Specimen of Medium-Term Note (Subordinated
             Floating Rate). Filed as Exhibit 4.6 to the
             Registrant's Current Report on Form 8-K dated
             January 29, 1991 and incorporated herein by reference.

   4.11      Specimen of 9 5/8% Subordinated Note due
             February 15, 2001. Filed as Exhibit 4.7 to the
             Registrant's Current Report on Form 8-K dated
             January 29, 1991 and incorporated herein by reference.


Exhibit No.                                                     Page No.
- -----------                                                     --------
   4.12      Specimen of CoreStates Capital Corp 9 3/8%
             Subordinated Note due April 15, 2003. Filed as
             Exhibit (4) to the Registrant's Current Report
             on Form 8-K dated April 21, 1991 and
             incorporated herein by reference.

   4.13      Specimen of 6 5/8% Subordinated Note due March
             15, 2005 issued by CoreStates Capital
             Corp filed as Exhibit 4 to Registrant's
             Current Report on Form 8-K dated March 18,
             1993 and incorporated herein by reference.

   4.14      Specimen of 5 7/8% Subordinated Note due
             October 15, 2003 issued by CoreStates Capital
             Corp and unconditionally guaranteed as
             to payment of principal and interest on a subordinated basis by CoreStates Financial
             Corp. Filed as Exhibit 4 of Registrant's
             Current Report on Form 8-K dated October 21,
             1993 and incorporated herein by reference.

   10.1  *   Incentive Compensation Plan for CoreStates
             Financial Corp and Participating Subsidiaries
             effective January 1, 1983. Filed as Exhibit
             10.5 to the Registrant's Annual Report on Form
             10-K for the fiscal year ended December 31,
             1983 and incorporated herein by reference.

   10.2  *   Long-Term Incentive Compensation Plan of
             CoreStates Financial Corp as amended through
             April 18, 1989. Filed as Exhibit 10.4 to the
             Registrant's Report on Form 10-K for the
             fiscal year ended December 31, 1989 and
             incorporated herein by reference.

   10.3 *    Hamilton Bank Directors Deferred Compensation
             Plan. Filed as Exhibit 1b, File No. 0-6879 to
             National Central Financial Corporation's Form
             10-K for the year ended December 31, 1980 and incorporated herein by reference.


Exhibit No.                                                     Page No.
- -----------                                                     --------
   10.4  *   Deferred Compensation Plan for Directors of
             Hamilton Bank as amended and restated
             effective July 1, 1988. Filed as Exhibit 10.6
             to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1987
             and incorporated herein by reference.

   10.5  *   Deferred Compensation Plan for Directors of
             CoreStates Financial Corp and The Philadelphia
             National Bank as amended and restated
             effective April 1, 1988. Filed as Exhibit 10.7
             to the Registrant's Annual Report on Form 10-K
             for the fiscal year ended December 31, 1987
             and incorporated herein by reference.

   10.6  *   Deferred Compensation Plan for Officers of
             CoreStates Financial Corp and Participating
             Subsidiaries as amended and restated effective
             January 1, 1988. Filed as Exhibit 10.8 to the
             Registrant's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1987 and
             incorporated herein by reference.

   10.7  *   The CoreStates Financial Corp Supplemental
             Retirement Plan. Filed as Exhibit 10.9 to the
             Registrant's Annual Report on Form 10-K for
             the fiscal year ended December 31, 1987 and
             incorporated herein by reference.

   10.8 *    Profit Sharing Deferral Plan for Officers of
             CoreStates Financial Corp and Participating
             Subsidiaries effective November 1, 1987. Filed as Exhibit 10.10 to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1987 and incorporated herein by reference.

   10.9      Agreement between New Jersey National Bank and
             Textron Financial - New Jersey, Inc. for the sale and leaseback of the Corporate and operations centers and four branches. Filed as
             Exhibit 10(i), File No. 0-6002 to the New
             Jersey National Corporation Annual Report on
             Form 10-K for the fiscal year ended December
             31, 1985 and incorporated herein by reference.


Exhibit No.                                                     Page No.
- -----------                                                     --------
   10.10     Agreement and Plan of Reorganization, dated as
             of September 18, 1989, between First
             Pennsylvania Corporation and CoreStates
             Financial Corp. Filed as Appendix I to the
             Joint Proxy Statement of CoreStates Financial
             Corp and First Pennsylvania Corporation
             included in the Registrant's Registration
             Statement on Form S-4 (File No. 33-31896) and
             incorporated herein by reference.

   10.11     Lease between Centre Square, Inc. and Tishman
             Construction Company of Pennsylvania, Inc. and
             The First Pennsylvania Banking and Trust
             Company, dated as of December 13, 1968 as amended through January 31, 1974, for the property known as Centre Square West. Filed as
             Exhibit 10.15 to the Registrant's Annual
             Report on Form 10-K for the fiscal year ended
             December 31, 1989 and incorporated herein by reference.

   10.12*    First Pennsylvania Corporation Amended and
             Restated Retirement Benefit Supplement Plan filed as Exhibit 10.16 to the Registrant's
             Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

   10.13 Agreement and Plan of Reorganization dated as of February 13, 1992 between First Peoples
             Financial Corporation and CoreStates Financial
             Corp filed as Appendix I to the Proxy
             Statement of First Peoples Financial
             Corporation included in the Registrant's
             Registration Statement on Form S-4 (file No.
             33-48422) and incorporated herein by
             reference.

   10.14*    CoreStates Financial Corp 1992 Long Term
             Incentive Plan filed as Exhibit 10.18 to
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.


Exhibit No.                                                     Page No.
- -----------                                                     --------
   10.15*    CoreStates Financial Corp Stock Compensation
             Plan For Non-Employee Directors filed as
             Exhibit 10.19 to Registrant's Annual Report on
             Form 10-K for the fiscal year ended December
             31, 1992 and incorporated herein by reference.

   10.16*    CoreStates Financial Corp 401 Excess Plan For
             Senior Management filed as Exhibit 10.20 to
             Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

   10.17     Agreement to Form a Joint Venture By and Among
             Banc One Corporation, CoreStates Financial
             Corp, PNC Financial Corp and Society
             Corporation dated as of July 21, 1992 filed as
             Exhibit 10.21 to Registrant's Annual Report on
             Form 10-K for the fiscal year ended December
             31, 1992 and incorporated herein by reference.

   11        CoreStates Financial Corp Statement re
             Computation of Per Share Earnings.

   12.1      CoreStates Financial Corp and Subsidiaries
             Computation of Ratio of Earnings From
             Continuing Operations to Fixed Charges of
             Continuing Operations.

   12.2 CoreStates Financial Corp Computation of Ratio of Earnings to Fixed Charges Combined
             CoreStates (Parent Company) and CoreStates
             Capital

   13        Pages 18 through 77 of the Registrant's Annual
             Report to Shareholders for the fiscal year ended December 31, 1993.

   22        List of Subsidiaries.

   23        Consent of Ernst & Young.

   99.1 Stock Option Agreement dated August 2, 1993 between CoreStates Financial Corp and
             Constellation Bancorp filed as Exhibit 99 to
             Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference.


 Exhibit No.                                                    Page No.
 -----------                                                    --------
   99.2      Stock Option Agreement dated November 19, 1993
             between CoreStates Financial Corp and
             Independence Bancorp, Inc.

   99.3      Undertaking - Form S-8 Registration Statements.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

(b)  Reports on Form 8-K for the quarter ended December 31, 1993:

     A report on Form 8-K was filed on October 12, 1993 reporting that CoreStates Financial Corp and Constellation Bancorp had entered into a definitive agreement providing for CoreStates to acquire Constellation pursuant to an exchange of stock. In addition, the following financial statements were filed:

     (1) Interim condensed consolidated statements of Constellation Bancorp as of June 30, 1993 and for the six months ended June 30, 1993 and 1992.
     (2) Year-End consolidated financial statements of Constellation Bancorp as of and for the year ended December 31, 1992.
     (3) Pro Forma Financial Information for CoreStates Financial Corp and Constellation Bancorp as follows:

          (i)  Pro Forma Condensed Combined Balance Sheet as of June 30, 1993
         (ii)  Pro Forma Condensed Combined Statements of Income for:
               Six months ended June 30, 1993 and 1992
               Year ended December 31, 1992, 1991 and 1990

     A Report on Form 8-K was filed on October 21, 1993 reporting earnings information contained in the news release of CoreStates Financial Corp dated October 20, 1993.

     A Report on Form 8-K was filed on November 19, 1993 reporting that CoreStates Financial Corp and Independence Bancorp had entered into a definitive agreement for CoreStates to acquire Independence in an exchange of stock.

     A Report on Form 8-K was filed on December 13, 1993 reporting that CoreStates Financial Corp and Independence Bancorp had entered into a definitive agreement for CoreStates to acquire Independence in an exchange of stock. In addition, the following financial statements of Independence Bancorp were filed:

     (1) Interim condensed consolidated statements of Independence Bancorp, Inc. as of September 30, 1993 and for the Nine months ended September 30, 1993 and 1992.

     (2) Year-end consolidated financial statements of Independence Bancorp, Inc. as of and for the year ended December 31, 1992.


NOTE:     CoreStates Financial Corp will furnish, at cost, any exhibit not accompanying this document upon request. Cost for each document is determined by the number of pages in the document.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
CoreStates Financial Corp

We have audited the accompanying consolidated balance sheets of CoreStates Financial Corp as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in shareholder' equity, and cash flows for each of the three years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreStates Financial Corp at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1993 the Company changed its methods of accounting for certain investments in debt and equity securities and for postemployment benefits, and in 1992 the Company changed its method of accounting for income taxes and for postretirement benefits other than pensions.

                                    /s/Ernst & Young

Philadelphia, Pennsylvania
February 1, 1994

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) CORESTATES FINANCIAL CORP


     Signature                 Capacity            Date
     ---------                 --------            ----


/s/ Terrence A. Larsen      Director, Chairman     March 28, 1994
- --------------------------  of the Board,
Terrence A. Larsen          President and
                            Chief Executive
                            Officer
                            (principal
                            executive
                            officer)

/s/ David C. Carney         Principal financial    March 28, 1994
- --------------------------  officer
David C. Carney

/s/ Albert W. Mandia        Principal              March 28, 1994
- --------------------------  accounting officer
Albert W. Mandia


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ George A. Butler        Director               March 28, 1994
- --------------------------
George A. Butler


/s/ Robert H. Campbell      Director               March 28, 1994
- --------------------------
Robert H. Campbell


/s/ Nelson G. Harris        Director               March 28, 1994
- --------------------------
Nelson G. Harris


/s/ Vincent E. Hoyer        Director               March 28, 1994
- --------------------------
Vincent E. Hoyer



     Signature                      Capacity            Date
     ---------                      --------            ----


/s/ Carlton E. Hughes         Director             March 28, 1994
- ---------------------------
Carlton E. Hughes


                              Director             March ___, 1994
- ---------------------------
Shirley A. Jackson


/s/ Ernest E. Jones           Director             March 28, 1994
- ---------------------------
Ernest E. Jones


/s/ Joseph C. Ladd            Director             March 28, 1994
- ---------------------------
Joseph C. Ladd


/s/ Herbert Lotman            Director             March 28, 1994
- ---------------------------
Herbert Lotman


/s/ Patricia A. McFate        Director             March 28, 1994
- ---------------------------
Patricia A. McFate


/s/ John A. Miller            Director             March 28, 1994
- ---------------------------
John A. Miller


/s/ Marlin Miller, Jr.        Director             March 28, 1994
- ---------------------------
Marlin Miller, Jr.


/s/ Seymour S. Preston, III   Director             March 28, 1994
- ---------------------------
Seymour S. Preston, III


/s/ J. Lawrence Shane         Director             March 28, 1994
- ---------------------------
J. Lawrence Shane


/s/ Raymond W. Smith          Director             March 28, 1994
- ---------------------------
Raymond W. Smith



     Signature                      Capacity            Date
     ---------                      --------            ----


/s/ Harold A. Sorgenti        Director             March 28, 1994
- ---------------------------
Harold A. Sorgenti


/s/ Peter S. Strawbridge      Director             March 28, 1994
- ---------------------------
Peter S. Strawbridge
