Form 10-Q
period 1994-03-31
CORESTATES FINANCIAL CORP
filed 1994-05-13
CIK 69952

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



For the quarter ended March 31, 1994     Commission file number 0-6879



                          CORESTATES FINANCIAL CORP
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              Pennsylvania                          23-1899716
- - --------------------------------              -----------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                    Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                              19101
- - ----------------------------------------           --------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including
area code                                           215-973-3827
                                                    ------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   X   .   No       .
               -------      -------

Number of Shares of Common Stock Outstanding at May 2, 1994: 126,520,181

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX

                                                                       Page
                                                                       ----

PART I. FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet March 31, 1994 and
           December 31, 1993                                            3

           Consolidated Statement of Income for the Three
           Months Ended March 31, 1994 and 1993                         4

           Consolidated Statement of Changes in Shareholders'
           Equity for the Three Months Ended March 31, 1994
           and 1993                                                     5

           Consolidated Statement of Cash Flows for the
           Three Months Ended March 31, 1994 and 1993                   6

           Notes to the Consolidated Financial Statements               7-13

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         14-30

PART II.  OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                            31

SIGNATURE                                                              32

EXHIBITS 11, 12.1, 12.2                                                33-35

PART I. FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)
(in thousands)


                                                     March 31,    December 31,
                                                       1994           1993
                                                    -----------   ------------
ASSETS
- - ------
Cash and due from banks...........................  $ 2,278,945    $ 2,466,867
Time deposits, principally Eurodollars............    1,289,804      1,273,373
Investments held-to-maturity (fair value:
  1994 - $2,067,704; 1993 - $2,257,513)...........    2,058,251      2,228,560
Investments available-for-sale, at fair value.....      375,672        785,046
Loans, net of unearned discounts of $115,725 in
 1994 and $120,244 in 1993 (Note C)...............   18,535,299     18,026,142
Less:  Allowance for loan losses..................     (532,606)      (537,767)
                                                    -----------    -----------
          Net loans...............................   18,002,693     17,488,375
Federal funds sold and securities purchased under
  agreements to resell............................      403,662        148,527
Trading account securities, at fair value.........        3,761          6,393
Due from customers on acceptances.................      304,102        332,234
Premises and equipment............................      378,730        376,115
Other assets......................................      596,571        665,588
                                                    -----------    -----------
          Total assets............................  $25,692,191    $25,771,078
                                                    ===========    ===========

LIABILITIES
- - -----------
Deposits:
  Domestic:
    Non-interest bearing..........................  $ 6,272,922    $ 6,331,130
    Interest bearing..............................   11,651,676     11,916,852
  Overseas branches and subsidiaries..............      728,645        796,902
                                                    -----------    -----------
          Total deposits..........................   18,653,243     19,044,884
Funds borrowed....................................    2,191,643      1,830,495
Bank acceptances outstanding......................      305,109        337,180
Other liabilities.................................    1,046,567      1,069,570
Long-term debt....................................    1,478,531      1,455,036
                                                    -----------    -----------
          Total liabilities.......................   23,675,093     23,737,165
                                                    -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note D)
- - --------------------------------------

SHAREHOLDERS' EQUITY
- - --------------------
Common stock: $1 par value; authorized 200.0
   million shares; issued 129.1 million shares in
   1994 and 128.8 million shares in 1993
   (including treasury shares of 2.1 million in
   1994 and .4 million in 1993)...................    2,017,098      2,033,913
                                                    -----------    -----------
          Total shareholders' equity..............    2,017,098      2,033,913
                                                    -----------    -----------
          Total liabilities and shareholders'
           equity.................................  $25,692,191    $25,771,078
                                                    ===========    ===========


See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)
(in thousands, except per share amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1994      1993
                                                            --------  --------
INTEREST INCOME
- - ---------------
Interest and fees on loans:
  Taxable income..........................................  $352,751  $346,528
  Tax exempt income.......................................     5,548     7,270
Interest on investment securities:
  Taxable income..........................................    28,144    40,525
  Tax exempt income.......................................     4,032     4,996
Interest on time deposits in banks........................    14,445    12,560
Other interest income.....................................     2,299     1,599
                                                            --------  --------
       Total interest income..............................   407,219   413,478
                                                            --------  --------

INTEREST EXPENSE
- - ----------------
Interest on deposits......................................    73,643    88,071
Interest on funds borrowed................................    16,766    13,281
Interest on long-term debt................................    15,286    16,965
                                                            --------  --------
       Total interest expense.............................   105,695   118,317
                                                            --------  --------
       NET INTEREST INCOME................................   301,524   295,161
Provision for losses on loans.............................    25,000    27,500
                                                            --------  --------
       NET INTEREST INCOME AFTER
         PROVISION FOR LOSSES ON LOANS....................   276,524   267,661
                                                            --------  --------

NON-INTEREST INCOME
- - -------------------
Service charges on deposit accounts.......................    43,818    40,590
Trust income..............................................    23,365    24,209
Fees for international services...........................    18,139    15,483
Debit and credit card fees................................    13,726    13,271
Income from investment in EPS, Inc........................     7,912     3,563
Gains (losses) on trading account securities..............       310       761
Securities gains (losses).................................     6,911     3,022
Other operating income....................................    25,203    22,319
                                                            --------  --------
       Total non-interest income..........................   139,384   123,218
                                                            --------  --------

NON-FINANCIAL EXPENSES
- - ----------------------
Salaries, wages and benefits..............................   147,398   142,624
Net occupancy.............................................    28,451    27,578
Equipment expenses........................................    17,789    17,492
Other operating expenses..................................    79,764    90,628
                                                            --------  --------
       Total non-financial expenses.......................   273,402   278,322
                                                            --------  --------
INCOME BEFORE INCOME TAXES................................   142,506   112,557
- - --------------------------
Provision for income taxes................................    50,594    37,507
                                                            --------  --------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
- - ----------------------------------------------
  ACCOUNTING PRINCIPLE....................................    91,912    75,050
- - ----------------------
Cumulative effect of a change in accounting prin-
   ciple, net of income tax benefits of $7,005............             (13,010)
                                                            --------  --------
NET INCOME................................................  $ 91,912  $ 62,040
- - ----------                                                  ========  ========

Average common shares outstanding.........................   128,089   128,300
                                                            ========  ========

PER COMMON SHARE DATA
- - ---------------------
Income before cumulative effect of a change in
  accounting principle....................................     $0.72     $0.58
                                                               =====     =====
Net income................................................     $0.72     $0.48
                                                               =====     =====
Cash dividends declared...................................     $0.30     $0.27
                                                               =====     =====

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                                                         Common    Capital    Retained    Treasury
                                                                          stock    surplus    earnings      stock      Total
                                                                         --------  --------  ----------   --------   ----------
Three Months Ended March 31, 1993
- - ---------------------------------

Balances at beginning of year..........................................  $ 69,748  $722,257  $1,102,329   $ (3,881)  $1,890,453
Net income.............................................................                          62,040                  62,040
Treasury shares acquired (10 shares)...................................                                       (547)        (547)
Common stock issued under employee
  benefit plans (198 shares)...........................................       198     6,768                               6,966
Common stock issued under dividend
  reinvestment plan (47 shares)........................................        47     2,490                               2,537
Foreign currency translation adjustments...............................                          (2,377)                 (2,377)
Common dividends declared..............................................                         (31,625)                (31,625)
                                                                         --------  --------  ----------   --------   ----------
Balances at end of period..............................................  $ 69,993  $731,515  $1,130,367   $ (4,428)  $1,927,447
                                                                         ========  ========  ==========   ========   ==========

Three Months Ended March 31, 1994
- - ---------------------------------

Balances at beginning of year..........................................  $129,136  $680,556  $1,232,040   $ (7,819)  $2,033,913
Net income.............................................................                          91,912                  91,912
Net change in unrealized gain on invest-
  ments available-for-sale, net of tax.................................                         (25,487)                (25,487)
Treasury shares acquired (2,004 shares)................................                                    (53,879)     (53,879)
Common stock issued under employee benefit
  plans (10 new shares; 126 treasury shares)...........................        10       (25)       (661)     3,403        2,727
Common stock issued under dividend reinvest-
  ment plan (0 new shares; 122 treasury shares)........................                   1        (364)     3,522        3,159
Foreign currency translation adjustments...............................                             (14)                    (14)
Common dividends declared..............................................                         (35,233)                (35,233)
                                                                         --------  --------  ----------   --------   ----------
 Balances at end of period.............................................  $129,146  $680,532  $1,262,193   $(54,773)  $2,017,098
                                                                         ========  ========  ==========   ========   ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

                                                         Three Months Ended
                                                               March 31,
                                                    --------------------------
                                                         1994           1993
                                                    -----------    -----------
Operating Activities
- - --------------------
Net income..................................         $   91,912    $    62,040
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Cumulative effect of a change in
   accounting principle.....................                            13,010
  Provision for losses on loans.............              25,000        27,500
  Provision for losses on OREO and
   writedowns...............................                             4,388
  Depreciation and amortization.............              19,436        17,559
  Securities gains, net ....................              (6,911)       (3,022)
  Deferred income tax expense (benefit).....              (3,970)        4,927
  Increase in due to factored clients.......              56,807        44,829
  Decrease in interest receivable...........               4,913         7,583
  Decrease in interest payable..............             (13,980)      (39,726)
  Other assets and liabilities, net.........              16,350       136,248
                                                     -----------   -----------
     Net Cash Provided By Operating
      Activities............................             189,557       275,336
                                                     -----------   -----------

Investing Activities
- - --------------------
Net (increase) decrease in loans............            (509,671)      151,063
Proceeds from sales of loans................              85,691       106,562
Loans originated or acquired - non-bank
 subsidiary.................................          (7,673,456)   (5,605,372)
Principal collected on loans - non-bank
 subsidiary.................................           7,551,980     5,439,714
Net (increase) decrease in time deposits,
 principally eurodollars....................             (16,431)      343,874
Purchases of investments held-to-maturity...            (343,604)
Purchases of investments available-for-sale.             (81,777)
Purchases of investment securities..........                          (516,053)
Proceeds from maturities of investments
 available-for-sale.........................               3,227
Proceeds from maturities of investments
 held-to-maturity...........................             501,529
Proceeds from sales of investments
 available-for-sale.........................             462,766
Proceeds from sales of investment securities                            32,712
Proceeds from maturities of investment
 securities.................................                           220,482
Net (increase) decrease in Federal funds
 sold and securities purchased under
 agreements to resell.......................            (255,135)       24,258
Purchases of premises and equipment.........             (21,195)      (14,661)
Proceeds from sales and paydowns on other
 real estate owned..........................               7,496         5,272
Other.......................................               1,317        20,028
                                                     -----------   -----------
     Net Cash Provided (Used) By Investing
      Activities............................            (287,263)      207,879
                                                     -----------   -----------

Financing Activities
- - --------------------
Net decrease in deposits....................            (391,641)     (694,574)
Proceeds from issuance of long-term debt....              51,701       237,500
Retirement of long-term debt................             (28,260)     (200,761)
Net increase (decrease) in funds borrowed...             361,148       (96,204)
Cash dividends paid.........................             (35,171)      (31,474)
Purchases of treasury stock.................             (53,879)         (547)
Other.......................................               5,886         9,503
                                                     -----------   -----------
     Net Cash Used In Financing Activities..             (90,216)     (776,557)
                                                     -----------   -----------
     Decrease In Cash And Due From Banks....            (187,922)     (293,342)
     Cash and due from banks at January 1,..           2,466,867     2,445,283
                                                     -----------   -----------
     Cash And Due From Banks at March 31,...         $ 2,278,945   $ 2,151,941
                                                     ===========   ===========

Supplemental Disclosure of Cash Flow Information
- - ------------------------------------------------
Cash paid during the period for:
     Interest...............................         $   119,675   $   158,057
                                                     ===========   ===========
     Income taxes...........................         $       621   $     3,737
                                                     ===========   ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 1994

NOTE A -- BASIS OF PRESENTATION

 The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Prior year data in the accompanying financial statements have been restated to include the consolidated accounts of Constellation Bancorp, which was acquired on March 16, 1994 in a transaction accounted for as a pooling of interests. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

 Effective January 1, 1993, CoreStates adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires that employers accrue the costs associated with postemployment benefits during the active service periods of employees. CoreStates recognized the January 1, 1993 transitional liability of $20,015,000, $13,010,000 after-tax or $0.10 per share, as the cumulative effect of a change in accounting principle.

NOTE B -- PROPOSED MERGER

 In November 1993, CoreStates announced a definitive agreement to acquire Independence Bancorp ("Independence") in a transaction expected to be accounted for as a pooling of interests (the "Merger"). For each Independence common share outstanding 1.5 shares of CoreStates' common stock will be issued. As a result of this transaction, approximately 16.5 million new shares will be issued. This agreement is subject to, among other conditions, approval by Independence's shareholders and certain regulatory authorities.

 In March 1994, CoreStates announced a definitive agreement to acquire Germantown Savings Bank ("GSB") in a transaction to be accounted for as a purchase (the "Purchase"). Under the terms of the agreement, each of GSB's 4.19 million shares of common stock will be exchanged for a combination of CoreStates' common stock, equal to 55% of the $62 per GSB share purchase price, and cash, equal to 45% of the purchase price. This agreement is subject to, among other conditions, approval by GSB's shareholders and certain regulatory authorities.

 The following unaudited pro forma information reflects the Merger and the Purchase. This pro forma information has been prepared using historical consolidated financial statements, as modified for intercompany balances, assuming that the operations of Independence had been consolidated with CoreStates for all periods presented and the operations of GSB had been consolidated for 1994.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) continued March 31, 1994

NOTE B -- PROPOSED MERGER: continued

 CoreStates currently estimates that in connection with a change in strategic direction related to Independence's problem assets and to conform Independence's loan, accrual and reserve policies to those of CoreStates, it will take an addition to the allowance for possible loan losses of approximately $25 million and an addition to the reserve against other real estate owned ("OREO") of approximately $5 million. Accordingly, pro forma common shareholders' equity at March 31, 1994 has been reduced by $19.5 million, the after-tax effect of the estimated provisions.

 Pro forma shareholders' equity at March 31, 1994 also reflects charges of approximately $24.2 million, $15.7 million after-tax, which include expenses directly attributed to the Merger and certain other costs and expenses.

 Pro forma operating results do not reflect the estimated $25 million provision for losses on loans related to Independence's loan portfolio, the $5 million addition to Independence's reserve against OREO, or charges of approximately $24 million which include expenses directly attributable to the Merger and certain other costs and expenses. Were these expenses reflected in pro forma operating results for the three months ended March 31, 1994, net income would decrease by $35.2 million, or $.23 per share.

 The pro forma information does not purport to be indicative of the combined financial position as it may be in the future or indicative of the results that actually would have been realized had the entities been a single entity during these periods or indicative of the actual results the combined company will report in the future.

 Pro forma cash dividends declared per share for the periods presented assume that CoreStates would have declared cash dividends per share equal to the cash dividends per share actually declared by CoreStates prior to March 31, 1994.

  Unaudited pro forma financial information for CoreStates, Independence and GSB combined follows:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

PRO FORMA CONDENSED COMBINED BALANCE SHEET  - March 31, 1994
(in thousands, except per share amounts)

                                                   CoreStates    Independence   Germantown
                                                       and            and         Savings
                                                  Subsidiaries   Subsidiaries      Bank       Pro Forma
                                                  -------------  -------------  -----------  ------------
ASSETS
- - ------
   Cash and due from banks                        $  2,278,945     $  114,600   $   20,637   $ 2,349,837   (a)
   Time deposits, principally Eurodollars            1,289,804         42,395          139     1,332,338
   Investment securities                             2,433,923        566,629      556,848     3,544,599   (e) (h)
   Loans, net of unearned discounts                 18,535,299      1,691,393    1,014,124    21,253,338   (h)
   Allowance for loan losses                          (532,606)       (33,016)     (23,507)     (614,129)  (b)
   Federal funds sold and securities
    purchased under agreements to resell               403,662         72,500       20,000       437,962
   Trading account securities                            3,761              -            -         3,761
   Due from customers on acceptances                   304,102              -            -       304,102
   Premises, equipment and other assets                975,301         86,994       24,842     1,230,377   (a) (b) (c) (d) (e) (h)
                                                  ------------     ----------   ----------   -----------
     Total assets                                 $ 25,692,191     $2,541,495   $1,613,083   $29,842,185
                                                  ============     ==========   ==========   ===========

   LIABILITIES
   -----------
   Deposits:
    Domestic:
     Non-interest bearing                         $  6,272,922     $  374,626   $   45,080   $ 6,628,283   (a)
     Interest bearing                               11,651,676      1,754,043    1,408,528    14,823,610   (h)
    Overseas branches and subsidiaries                 728,645              -            -       728,645
                                                  ------------     ----------   ----------   -----------
     Total deposits                                 18,653,243      2,128,669    1,453,608    22,180,538
   Funds borrowed                                    2,191,643         51,406            -     2,184,849   (a)
   Bank acceptances outstanding                        305,109              -            -       305,109
   Other liabilities                                 1,046,567         14,888       12,731     1,123,891   (a) (c) (d)
   Long-term debt                                    1,478,531        132,880            -     1,728,442   (g)
                                                  ------------     ----------   ----------   -----------
     Total liabilities                              23,675,093      2,327,843    1,466,339    27,522,829
                                                  ------------     ----------   ----------   -----------

   SHAREHOLDERS' EQUITY
   --------------------
   Common stock                                      2,017,098        213,652      146,744     2,319,356   (b) (c) (d) (e) (f) (g)
                                                  ------------     ----------   ----------   -----------
     Total shareholders' equity                      2,017,098        213,652      146,744     2,319,356
                                                  ------------     ----------   ----------   -----------
     Total liabilities and
      shareholders' equity                        $ 25,692,191     $2,541,495   $1,613,083   $29,842,185
                                                  ============     ==========   ==========   ===========

     Book value per share                               $15.88         $18.47       $34.98        $15.57
                                                        ======         ======       ======        ======

   See FOOTNOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET on page 10.


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

FOOTNOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET
March 31, 1994

(a) Reflects elimination of intercompany deposits, Federal funds transactions, and other intercompany funding.

(b) Reflects the estimated $25 million provision for losses on loans related to Independence's loan portfolio and the $5 million addition to Independence's reserve against OREO.

(c) Reflects charges of approximately $24.2 million, $15.7 million after related tax effects, which include expenses directly attributable to the Merger.

(d) Reflects charges of approximately $41.9 million, $27.3 million after related tax effects, which include expenses directly attributable to the Purchase.

(e) Reflects the cancellation of 563,000 Independence Common Shares owned by CoreStates and carried at fair value and 153,000 Independence Common Shares held as treasury stock.

(f) Reflects the conversion of 11.566 million outstanding Independence Common Shares on March 31, 1994 into 17.349 million CoreStates Common Shares.

(g) Represents the purchase price in the Germantown Proposed Combination using the following assumptions:

    (1) Shareholders of Germantown will receive, for each of the 4,194,647 Germantown Common Shares, $62 per share payable 55% in equivalent value CoreStates Common Shares and 45% in cash, for a total purchase price of $260.1 million.

    (2) The market value for CoreStates Common Shares, for purposes of Germantown pro forma calculations, was assumed to be $26.50 per share.

    (3) CoreStates Common Shares issued in the Germantown Proposed Combination will equal 5.398 million shares.

    (4) The cash portion of the purchase price was assumed to be raised through the issuance of seven year notes at 7 1/4%.

    (5) The elimination of GSB's total shareholders' equity at March 31, 1994.

(h) Represents the estimated adjustments of Germantown's assets and liabilities to their fair values (which were determined using information available at the most recent practicable date), the intangible asset related to the value of the deposit base acquired, which is estimated to be approximately $28 million, and the adjustment of approximately $105 million arising from the excess of the total purchase price over net assets acquired (i.e. goodwill).

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE B -- PROPOSED MERGER - Continued
PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
(in thousands, except per share amounts)

                                         Three Months Ended March 31, 1994                      Three Months Ended March 31, 1993
                             ---------------------------------------------------------   ----------------------------------------

                               CoreStates     Independence   Germantown                    CoreStates   Independence
                                  and              and        Savings                         and           and
                              Subsidiaries    Subsidiaries      Bank      Pro Forma(a)    Subsidiaries  Subsidiaries   Pro Forma
                             --------------  --------------  ----------   ---------      -------------- ------------- -----------

INTEREST INCOME
- - ---------------------------
Interest and fees on loans      $358,299         $33,894       $19,601     $411,168(c)        $353,798     $35,424      $389,222
Interest on investment
 securities                       32,176           7,849         6,707       46,147(b)(c)       45,521       9,695        55,216
Interest on time deposits
 in banks                         14,445             351             1       14,797             12,560         403        12,963
Interest on federal funds
 sold and securities purchased
 under agreement to resell         2,278             303           156        2,614(b)           1,586         197         1,779(b)

Other interest income                 21               -             -           21                 13           -            13
                                --------         -------       -------     --------           --------     -------      --------
     Total interest income       407,219          42,397        26,465      474,747            413,478      45,719       459,193
                                --------         -------       -------     --------           --------     -------      --------

INTEREST EXPENSE
- - ---------------------------
Interest on deposits              73,643          13,098        10,178       95,374(c)          88,071      16,186       104,257
Interest on funds borrowed        16,766             317            28       16,978(b)          13,281         865        14,142(b)

Interest on long-term debt        15,286           2,168             -       19,546(c)          16,965       1,889        18,854
                                --------         -------       -------     --------           --------     -------      --------
 Total interest expense          105,695          15,583        10,206      131,898            118,317      18,940       137,253
                                --------         -------       -------     --------           --------     -------      --------
Net interest income              301,524          26,814        16,259      342,849            295,161      26,799       321,940
Provision for losses on
 loans
 Net interest income after
  provision                       25,000           1,905           100       27,005             27,500       3,225        30,725
                                --------         -------       -------     --------           --------     -------      --------
    for losses on loans          276,524          24,909        16,159      315,844            267,661      23,554       291,215
                                --------         -------       -------     --------           --------     -------      --------

NON-INTEREST INCOME
- - ---------------------------
Service charges on deposit        43,818           2,205           653       46,676             40,590       2,051        42,641
 accounts
Trust income                      23,365           1,227             -       24,592             24,209       1,163        25,372
Fees for international
 services                         18,139               -             -       18,139             15,483           -        15,483
Debit and credit card fees        13,726             674            39       14,439             13,271         569        13,840
Securities gains (losses)          6,911             (13)            4        6,902              3,022        (173)        2,849
Other operating income            33,425           2,470           431       36,326             26,643       2,978        29,621
                                --------         -------       -------     --------           --------     -------      --------
    Total non-interest
     income                      139,384           6,563         1,127      147,074            123,218       6,588       129,806
                                --------         -------       -------     --------           --------     -------      --------

NON-FINANCIAL EXPENSES
- - ---------------------------
Salaries, wages and
 benefits                        147,398          11,530         5,121      164,049            142,624      11,713       154,337
Net occupancy                     28,451           1,741         1,184       31,376             27,578       1,663        29,241
Equipment expenses                17,789           1,415           417       19,621             17,492       1,545        19,037
Other operating expenses          79,764           8,246         2,626       93,469(c)          90,628       7,832        98,460
                                --------         -------       -------     --------           --------     -------      --------
   Total non-financial
    expenses                     273,402          22,932         9,348      308,515            278,322      22,753       301,075
                                --------         -------       -------     --------           --------     -------      --------
Income (loss) before
 income taxes                    142,506           8,540         7,938      154,403            112,557       7,389       119,946
Provision for income taxes        50,594           2,647         2,691       54,328(c)          37,507       2,158        39,665
                                --------         -------       -------     --------           --------     -------      --------
Income before cumulative
 effect of a change in
 accounting principle(d)(e)     $ 91,912         $ 5,893       $ 5,247     $100,075           $ 75,050     $ 5,321      $ 80,281
                                ========         -------       =======     ========           ========     =======      ========

Average common shares
 outstanding                     128,089          11,542         4,434      150,010            128,300      11,404       145,109
                                ========         =======       =======     ========           ========     =======      ========
PER COMMON SHARE DATA
- - ---------------------------
Income before the cumulative
 effect of change in
 accounting principle              $0.72            $.50         $1.18        $0.67              $0.58       $0.46         $0.55
                                ========         =======       =======     ========           ========     =======      ========
Cash dividends declared            $0.30            $.29         $0.10        $0.30              $0.27       $0.29         $0.27
                                ========         =======       =======     ========           ========     =======      ========

See FOOTNOTES TO PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME on page 12.


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

FOOTNOTES TO PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME

(a) The Pro Forma Condensed Combined Statements of Income do not reflect the estimated $25 million provision for losses on loans related to Independence's loan portfolio, the $5 million addition to Independence's reserve against OREO, or charges of approximately $24.2 million which include expenses directly attributable to the Merger and certain other costs and expenses. Were these expenses reflected in the Pro Forma Condensed Combined Statements of Income for the three months ended March 31, 1994, net income would decrease by $35.2 million, or $.23 per share.

(b) Reflects the elimination of intercompany interest on deposits, long-term debt, Federal funds transactions and other intercompany funding.

(c) Reflects the anticipated impact of the purchase accounting adjustments (which were determined using information available at the most recent practicable date) assuming the Germantown Proposed Combination was effective on January 1, 1994. For the purposes of determining the effects on the pro forma combined condensed statement of income, the following pro forma adjustments have been made:

    1) Amortization of the premium on the loan and investment securities portfolios and certificates of deposit and the related income tax effects.

    2) Amortization of intangibles including goodwill and deposit base intangible which was calculated using lives of 15 years and 10 years, respectively. As required by FAS 109, the provision for income taxes assumes that the amortization of the deposit base intangible is deductible for Federal income tax purposes.

    3) Interest expense on the seven year 7 1/4% notes which were assumed to have been issued to fund the cash portion of the purchase price.

(d) During the first quarter of 1994, Independence recognized a $3.4 million after-tax impairment loss on certain mortgage securities. The loss was the result of a write down to fair value of these securities which were deemed to be impaired. This resulted from the recent Financial Accounting Standards Board ("FASB") interpretation of a 1993 accounting change, Statement of Financial Accounting Standards No. 115. The interpretation reached by a consensus of the FASB Emerging Issues Task Force in March 1994 requires more definitive criteria for recognition of impairment losses on these types of securities.

(e) Effective January 1, 1993, CoreStates adopted FAS 112, "Employers' Accounting for Postemployment Benefits." CoreStates recognized the January 1, 1993 FAS 112 transitional liability of $20.0 million, $13.0 million after-tax or $.10 per share, as the cumulative effect of a change in accounting principle. The impact of FAS 112 on Independence and Germantown is immaterial.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE C -- LOAN PORTFOLIO

  Loans, net of unearned discounts, at March 31, 1994 and December 31, 1993 consist of the following (in thousands):


                                                 March 31,   December 31,
                                                   1994          1993
                                                -----------  ------------
Domestic:
  Commercial, industrial and other:
    Highly leveraged transactions ("HLTs")....  $   479,248   $   452,137
    Other.....................................    7,650,543     7,086,337
                                                -----------   -----------
      Total commercial, industrial and other..    8,129,791     7,538,474
                                                -----------   -----------
  Real estate:
    Construction and development..............      322,003       326,658
    Residential...............................    2,349,904     2,524,471
    Other.....................................    2,826,578     2,796,727
                                                -----------   -----------
      Total real estate.......................    5,498,485     5,647,856
                                                -----------   -----------
  Consumer:
    Installment...............................    1,056,677     1,053,411
    Credit card...............................    1,165,171     1,165,994
                                                -----------   -----------
      Total consumer..........................    2,221,848     2,219,405
                                                -----------   -----------
  Financial institutions......................      737,479       865,494
  Factoring receivables.......................      638,048       555,211
  Lease financing.............................      679,728       656,620
                                                -----------   -----------
      Total domestic..........................   17,905,379    17,483,060
                                                -----------   -----------
Foreign.......................................      629,920       543,082
                                                -----------   -----------
      Total loans.............................  $18,535,299   $18,026,142
                                                ===========   ===========



NOTE D -- COMMITMENTS AND CONTINGENT LIABILITIES

 There are outstanding commitments or contingent liabilities which include, among other things, commitments to extend credit, interest rate contracts, letters of credit and loan guarantees undertaken in the normal course of business. Outstanding standby letters of credit at March 31, 1994 amount to $1,164 million. Management does not anticipate any significant losses as a result of these transactions.

PART I. FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
- - -------

  Net income for the first quarter of 1994 was $91.9 million, or $0.72 per share, compared to $75.1 million, or $0.58 per share before the cumulative effect of a change in accounting principle for the first quarter of 1993. Effective January 1, 1993, CoreStates Financial Corp ("CoreStates") adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires that employers accrue the costs associated with providing postemployment benefits during the active service periods of employees. CoreStates recognized the January 1, 1993 transitional liability of $20.0 million, $13.0 million after-tax or $0.10 per share, as the cumulative effect of a change in accounting principle in the first quarter of 1993. All prior year data has been restated to include Constellation Bancorp ("Constellation") which was acquired on March 16, 1994. First quarter of 1994 highlights included:

   . A 17.72% return on average common shareholders' equity and 1.48% return on average total assets. Net income per share for the first quarter of 1994 was 24.1% above the first quarter of 1993.

   . Net interest income on a taxable equivalent basis increased $5.4 million, or 1.8%, over the first quarter of 1993 primarily due to a $1.0 billion increase in average loan volume. The net financial margin for the first quarter was 5.64%, down 8 basis points from the 5.72% reported in the prior year first quarter and down slightly compared to the 5.67% reported in the fourth quarter of 1994.

   . The provision for losses on loans for the first quarter of 1994 at $25.0 million was $2.5 million lower than the provision recorded for the first quarter of 1993. The decrease in the provision for losses on loans resulted from the continued improvement in credit quality outlook and credit quality indicators, including a decline in non-performing assets of $73.3 million, or 13.6% from March 31, 1993. Non-performing assets increased $91.7 million, or 24.6%, from December 31, 1993, reflecting recognition of non-performing assets in the Constellation portfolios in accordance with a previously announced change in strategic direction concerning those assets. At March 31, 1994 non-performing assets were $464.3 million, compared to $372.6 million at December 31, 1993 and $537.6 million at March 31, 1993.

   . On March 16, 1994, CoreStates completed its acquisition of the $2.3 billion asset Constellation Bancorp. Constellation's bank subsidiary and its 49 branches were merged into CoreStates' New Jersey National Bank ("NJNB") subsidiary on April 29, 1994, increasing NJNB's assets to $6.7 billion and its branches to 153. As a result of this acquisition, which was accounted for as a pooling of interests, 11.3 million shares of CoreStates common stock were issued.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PENDING ACQUISITIONS
- - --------------------

   . On November 18, 1993, CoreStates announced a definitive agreement to acquire Independence Bancorp, a bank holding company with $2.5 billion assets. Assuming approval by regulators and by Independence's shareholders, the transaction is expected to close in the second quarter of 1994. Each of Independence's 11.2 million shares of common stock will be exchanged for up to 1.5 shares of CoreStates' common stock. The transaction has a total value of approximately $430 million and is expected to be accounted for as a pooling of interests.

   . On March 7, 1994, CoreStates announced a definitive agreement to acquire
     Germantown Savings Bank ("GSB"), which has $1.6 billion in assets. Assuming approval by GSB's shareholders and certain regulatory authorities, the transaction is expected to close in the third quarter of 1994. This transaction will be accounted for as a purchase, and under the terms of the agreement, each of GSB's 4.19 million shares of common stock will be exchanged for a combination of CoreStates' common stock, equal to 55% of the $62 per GSB share purchase price, and cash, equal to 45% of the purchase price.

   . On March 31, 1994, CoreStates announced an agreement to acquire Alpha Beta
     Data Services, Inc. ("Alpha Beta"), a remittance processing and data entry services business in Los Angeles, CA. This acquisition establishes a West Coast presence for CoreStates in the sizeable Southern California economy, providing growth opportunity for fee-based businesses. Alpha Beta currently provides remittance processing to seven financial institutions customers representing 40-end customers and data-entry service to more than 100 customers. Alpha Beta will operate as a division of the CoreStates' subsidiary Financial Telesis, Inc., which has headquarters and operations in Clifton, New Jersey.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
- - ---------------------

  The following tables present the performance results of CoreStates' four core business segments: Wholesale Banking; Consumer Financial Services; Trust and Investment Management; and Electronic Payment Services ("EPS"), Inc. Affiliate for the three-month periods ended March 31, 1994 and 1993. Each segment is comprised of well defined business lines with market or product specific missions.

  For the current reporting period, Constellation is reported as a separate entity. During 1994, as the new company is fully integrated into CoreStates, the respective business components of Constellation will be blended into the existing business lines. It is expected that there will be a one to two quarter transition period following each acquisition before complete business line reporting can be established. During the transition period, a new acquisition may be reported separately from the existing lines of business.

Three Months Ended March 31,
(in millions, taxable
equivalent basis)                                     Consumer           Trust and
                                 Wholesale            Financial          Investment          EPS, Inc.
                                  Banking             Services           Management          Affiliate
                             ----------------     ----------------     --------------     --------------
                               1994      1993       1994     1993      1994     1993      1994     1993
                             ------    ------     ------    ------     -----    -----     -----    -----

Net interest income          $135.7    $128.4     $131.1    $133.5     $ 7.5    $ 7.9     $(1.4)   $(1.4)
Provision for loan
 losses                        13.9      12.4       13.2      11.6        .3       .3
Non-interest income            55.9      49.3       35.2      30.3      23.0     23.8       7.9      3.6
Non-financial expenses        106.9     104.8      116.5     110.6      25.9     26.3
                             ------    ------     ------    ------     -----    -----     -----    -----
Income before income
 taxes                         70.8      60.5       36.6      41.6       4.3      5.1       6.5      2.2
Income tax expense             27.8      22.7       14.1      15.7       1.6      1.8       2.3      (.1)
                             ------    ------     ------    ------     -----    -----     -----    -----
Net income                   $ 43.0    $ 37.8     $ 22.5    $ 25.9     $ 2.7    $ 3.3     $ 4.2    $ 2.3
                             ======    ======     ======    ======     =====    =====     =====    =====

Percentage contribution        46.8%     50.4%      24.5%     34.5%      2.9%     4.4%      4.6%     3.1%
Return on assets               1.29      1.20       1.64      1.89      1.59     1.89     23.66    13.72
Return on equity (a)          24.46     22.28      33.92     39.19     39.11    47.80    425.83   233.19
Average assets              $13,530   $12,773     $5,554    $5,543     $ 687    $ 709    $   72   $   68
Average equity (a)              713       688        269       268        28       28         4        4



                              Constellation
                                 Bancorp             Corporate               Total
                             ---------------      ----------------     -----------------
                              1994      1993       1994       1993      1994        1993
                             -----     -----      -----      -----     -----       -----

Net interest income          $24.3    $ 24.7      $  9.5    $  8.2     $306.7     $301.3
Provision for loan
 losses                        1.9       2.5        (4.3)       .7       25.0       27.5
Non-interest income           12.1       9.0         5.3       7.2      139.4      123.2
Non-financial expenses        21.1      28.3         3.0       8.3      273.4      278.3
                             -----     -----      ------    ------     ------     ------
Income before income
 taxes                        13.4       2.9        16.1       6.4      147.7      118.7
Income tax expense             4.7       1.2         5.3       2.4       55.8       43.7
                             -----     -----      ------    ------     ------     ------
Net income                   $ 8.7     $ 1.7      $ 10.8    $  4.0     $ 91.9     $ 75.0(b)
                             =====     =====      ======    ======     ======     ======

Percentage contribution        9.5%      2.3%       11.7%      5.3%     100.0%     100.0%
Return on assets              1.71       .29        1.32       .46       1.48       1.22(b)
Return on equity (a)         41.51      3.65        4.36      2.23      17.72      15.98(b)
Average assets              $2,061    $2,396      $3,318    $3,528    $25,222    $25,017
Average equity (a)              85       189       1,005       728      2,104      1,905


(a) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets.
     Equity for Constellation Bancorp reflects that entity's legal equity.
(b) Based on income before the cumulative effect of a change in accounting principle.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- - ---------------------

  Corporate overhead, processing and support costs are fully allocated along with the impact of balance sheet management and hedging activities of CoreStates. A matched maturity transfer pricing system is used to allocate interest income and interest expense. The loan loss provision and allowance for loan losses are allocated based on an expected normalized credit environment. All business lines are allocated equity based on regulatory risk-based capital guidelines as well as each business line's fixed assets and other capital investment requirements. Intangible assets and associated costs are also fully allocated to relevant business units. The development of these allocation methodologies is a continuous process at CoreStates. Business line results can change as a result of improvements to the underlying allocation methodologies.

  The Corporate category includes the income and expense impact of residual equity; residual loan loss reserves and provision; unusual or non-recurring items not attributable to the operating activities of the four major business areas; emerging business activities not directly related to the four major business areas; and miscellaneous items.

  Wholesale Banking is organized into six business lines: Corporate and
  -----------------
Institutional Banking; Investment Banking; Cash Management; International Banking; Corporate Middle Market; and Specialized Finance. Net income of $43.0 million for the first quarter was $5.2 million, or 13.8% above the first quarter of 1993. This increase was due primarily to strong performance in net interest income and non-interest income. Net interest income was 5.7% over the first quarter of 1993 due primarily to lower levels of non-performing loans, and higher loan and deposit volumes. Average loan volume was above 1993 by 8.0%. Average non-performing loans declined 36.3% from the first quarter of 1993. Non-interest income was above 1993 levels by 13.4%. This was primarily due to increases in service charges on deposits and fees for international services. Non-financial expenses were 2.0% above the first quarter of 1993.

  Consumer Financial Services includes the following business lines: Community
  ---------------------------
Banking; Specialty Products; and Mortgage Banking. Specialty Products includes Credit Card, Student Lending, Synapsys and Cardlinx. Community Banking's 1993 results include five Virgin Islands branches and related operations areas, all of which were sold on September 30, 1993. From a net operating earnings standpoint, the impact of the Virgin Islands was insignificant and the following discussion excludes the Virgin Islands to facilitate a meaningful review of the operating trends of the remaining businesses.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- - ---------------------

  Net income for the first quarter of 1994 was $22.5 million. This represents a decrease of $3.4 million, or 13.1% compared to the first quarter of 1993. Net interest income was virtually flat versus last year, declining $.2 million or 0.2%. A $6.6 million increase in the Specialty Products Group ("SPG") was more than offset by a decline of $6.8 million in Community Banking. The increase in net interest income in SPG is primarily the result of increased credit card outstandings. Total average credit card balances of $1.1 billion for the first quarter of 1994 showed growth of $214 million, or 23.5% compared to 1993. The $6.8 million decline in Community Banking net interest income was largely the result of declining deposit spreads, which had a $4.0 million negative impact. Additionally, total loans of $3.5 billion reflect a decline of $217 million compared to 1993, with a net interest income impact of $1.5 million. The decline in loan volumes included the securitization of $253 million in home equity loans over the past year. Declining loan spreads also affected net interest income by $1.3 million. The provision for loan losses of $13.2 million increased $1.7 million compared to the first quarter of 1993. This increase was a direct result of the growth in credit card outstandings. Non-interest income grew by $5.1 million, or 17.0%, including an increase of $4.2 million, or 21.9% in Community Banking. In March, 1994, $65 million in boat loans were sold, generating a gain of $1.5 million. Additionally, service charges on deposits grew by $1.0 million, or 8.3%. Securitization income of $1.7 million in 1994 represented an increase of $.9 million compared to 1993. Revenues from sales of third-party annuities and mutual funds through the branch network, which were not introduced until the second quarter of 1993, contributed $.5 million to the 1994 results. SPG reported non-interest income growth of $.9 million, or 8.3% for the quarter. Non-financial expenses grew by $8.5 million, or 7.9% compared to 1993, including increases of 4.0% in Community Banking and 26.3% in SPG. SPG expenses increased in support of the 23.5% growth in credit card outstandings noted above.

  Trust and Investment Management is organized into four business lines:
  -------------------------------
Institutional Trust; Personal Trust; Private Banking; and Investment Management. Net income of $2.7 million for the first quarter was down $.6 million from the first quarter of 1993. The decrease in net income is due to a 5.1% decrease in net interest income and a 3.4% decline in non-interest income. Partially offsetting these declines was a decrease in non-financial expenses of 1.5%. The decline in net interest income is due to lower balance credits in addition to narrower spreads on Private Banking loans. Bond refunding levels of early 1993 were not repeated in 1994 thus reducing the level of balances that generate credits in Institutional Trust. The decline in non-interest income from the first quarter of 1993 is related to fee growth weakness in the Institutional businesses. Personal Financial and Investment Services fee growth partially offset the declines in Institutional Trust. Asset growth in the CoreFund family of Mutual Funds was 2% over 1993, contributing to the fee growth in Investment Services. Stronger growth in trust fees continues to be hampered by lower than anticipated new business and the recent declines in the equity and bond markets.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- - ---------------------


    EPS, Inc. Affiliate includes the following business lines: the MAC automated
    -------------------
teller machine (ATM) network and POS processing. The MAC and POS business lines were contributed to Electronic Payment Services (EPS), Inc. on December 4, 1992, a joint venture that combined the separate consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Bank Corp. and Society Corporation into the nation's leading provider of ATM and POS processing services. The exchange generated a deferred gain of approximately $136 million.

    In December, 1993, CoreStates and EPS mutually agreed to enter into a recapitalization of EPS involving the EPS preferred stock held by CoreStates.
In exchange for substantially all of the preferred stock, CoreStates received from EPS a ten-year 6.45% note providing for equal principal payments over the life of the note. The recapitalization does not affect the amount of deferred gain generated in the contribution of the business lines, but changes the timing of deferred gain income recognition from a five-year period beginning in 1996 to a ten-year period beginning in 1994.

    Net income totalled $4.2 million for the quarter, $1.9 million above the earnings reported in the same quarter last year. The 1994 results include non-interest income from CoreStates' 31% equity interest in EPS, recognition of the deferred gain, and income on the $250 million promissory note, partly offset by an interest carrying charge of $1.4 million. Most of the increase from the prior year is due to the recognition of the deferred gain. Loss of last year's favorable tax treatment on the preferred dividends is offset by higher income recognition on the $250 million promissory note.


    Constellation  Net income for Constellation has increased from $1.7 million
    -------------
in the first quarter of 1993 to $8.7 million in the first quarter of 1994. This was primarily due to higher non-interest income and lower non-financial expenses. Non-interest income increased $3.1 million due to $5.0 million of securities gains reported in the first quarter of 1994, partially offset by a decline in service charges and mortgage origination and servicing fees. Non-financial expenses decreased $7.2 million from last year's first quarter due to reductions in OREO provision of $2.2 million, mortgage servicing rights amortization of $1.8 million, and decreases in other non-performing asset related expenses.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME
- - -------------------

    The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the first quarter of 1994 was $306.7 million, an increase of $5.4 million, or 1.8%, from the first quarter of 1993. The increase in the level of taxable equivalent net interest income was primarily a result of: a $1.0 billion increase in average domestic loan volume, a $737 million increase in non-interest bearing funding and a lower level of non-performing assets, partially offset by reduced interest rate spreads. The net interest margin at 5.64% declined 8 basis points from the first quarter of 1993 due to reduced interest rate spreads.

    Taxable equivalent net interest income for the first quarter of 1994 decreased $7.1 million, or 2.3%, compared to the fourth quarter of 1994. This decrease was principally attributable to the impact of lower cash basis interest income on non-performing assets, lower interest rates spreads, reduced non-interest bearing funding and the impact of two less days in the quarter, which resulted in approximately $2.4 million less net interest income.

    The following table compares taxable equivalent net interest income for the three months ended March 31, 1994 versus the first quarter of 1993 and the fourth quarter of 1993, respectively (in millions):

Taxable Equivalent
Net Interest Income
- - -------------------
                                   Three Months Ended                    Increase (decrease)
                              ------------------------------          --------------------------
                              Mar. 31,    Mar. 31,  Dec. 31,          Mar. 1994/      Mar. 1994/
                                1994        1993      1993            Mar. 1993       Dec 1993
                              --------    --------  --------          ---------       ---------


Total interest income          $407.2      $413.5    $414.3            $ (6.3)          $(7.1)
Tax equivalent adjustment         5.2         6.1       6.7              (0.9)           (1.5)
                               ------      ------    ------            ------           -----
Tax equivalent interest
 income                         412.4       419.6     421.0              (7.2)           (8.6)
Total interest expense          105.7       118.3     107.2             (12.6)           (1.5)
                               ------      ------    ------            ------           -----
Taxable equivalent net
   interest income             $306.7      $301.3    $313.8            $  5.4           $(7.1)
                               ======      ======    ======            ======           =====

Interest rate spread             4.89%       4.96%     4.91%
                                 ====        ====      ====

Net interest margin              5.64%       5.72%     5.67%
                                 ====        ====      ====


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NET INTEREST INCOME - continued
- - -------------------------------

   The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

                                   Increase (decrease) in interest      Increase (decrease) in interest
                                   -------------------------------      -------------------------------
                                         Three Months Ended                    Three Months Ended
                                         March 31, 1994/1993              March 31, 1994/Dec. 31, 1993
                                   -------------------------------      -------------------------------
                                   Income/  Change attributable to      Income/  Change attributable to
                                            ----------------------               ----------------------
                                   expense    Volume      Rate           expense     Volume     Rate
                                   -------    ------      ----           -------     ------     ----
Interest earning assets
- - -----------------------
Time deposits-Eurodollars          $  1.9      $(1.4)   $  3.3             $ 4.5      $ 1.4   $  3.1
Investment securities               (13.7)      (3.1)    (10.6)             (6.6)      (2.4)    (4.2)
Federal funds sold                     .7         .5        .2                .4        (.1)      .5
Trading account securities              -          -         -                 -          -        -
Loans:
  Domestic                            4.5       22.9     (18.4)             (6.6)       3.6    (10.2)
  Foreign                             (.6)         -       (.6)              (.3)       (.4)      .1
                                   ------      -----    ------             -----      -----   ------
    Total interest income            (7.2)      18.9     (26.1)             (8.6)       2.1    (10.7)
                                   ------      -----    ------             -----      -----   ------
Interest bearing funds
- - ----------------------
Deposits:
  Domestic                         (17.7)       (3.6)    (14.1)             (6.6)       (.1)    (6.5)
  Overseas                           3.3         (.3)      3.6               4.5         .2      4.3
Funds borrowed:
  Federal funds purchased             .4         (.2)       .6               (.5)       (.2)     (.3)
  Other                              3.1         3.2       (.1)             (1.1)        .9     (2.0)
Long-term debt                      (1.7)        3.0      (4.7)              2.2         .7      1.5
                                  ------       -----     -----             -----      -----     ----
   Total interest expense          (12.6)        2.1     (14.7)             (1.5)       1.5     (3.0)
                                  ------       -----    ------             -----      -----     ----

Net interest income               $  5.4       $16.8    $(11.4)            $(7.1)     $  .6    $(7.7)
- - -------------------               ======       =====    ======             =====      =====    =====


- - - Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

- - - Non-performing loans are included in interest earning assets.

- - - The changes in interest expense on domestic time deposits attributable to volume and rate are adjusted by specific reserves as average balances are reduced by such reserves for purposes of rate calculations.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NET INTEREST INCOME - continued
- - -------------------------------


  The effect of cash basis and other non-performing loans on interest income and net interest income for the three-month periods ended March 31, 1994 and 1993 was as follows (in millions):


                                                    Three
                                                 Months Ended
                                                   March 31,
                                               ---------------
                                                1994      1993
                                               -----     -----

Interest income due on non-performing loans
  in accordance with their original terms       $ 8.1    $ 7.6
Interest income on non-performing loans
  reflected in total interest income              4.1      4.8
                                                -----    -----

Net reduction in interest income                $ 4.0    $ 2.8
                                                =====    =====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- - ---------------------------------------

  The provision for loan losses for the first quarter of 1994 was $2.5 million below the provision for the prior year first quarter. The decrease in the loan loss provision resulted primarily from an improving outlook for credit quality and continuing improvements in credit quality indicators, including a 13.6% decline in non-performing assets from March 31, 1993.

  The following table presents an analysis of changes in the allowance for loan losses for the three months ended March 31, 1994 and 1993 (in millions):

                                               Three Months Ended
                                                   March 31,
                                              --------------------
                                                1994       1993
                                              ---------  ---------

Balance at beginning of period                 $ 537.8    $ 407.6
Provision charged to operating expense            25.0       27.5
Loan charge-offs                                 (43.1)     (46.6)
Recoveries of loans previously charged off        12.9       25.9
                                               -------    -------
   Net loan charge-offs                          (30.2)     (20.7)
                                               -------    -------
Balance at end of period                       $ 532.6    $ 414.4
                                               =======    =======


Ratios:
Net charge-offs (annualized) as a
  percentage of average total loans                .68%       .49%
                                                  ====       ====

Allowance for loan losses as a
  percentage of loans at end of period            2.87%      2.42%
                                                  ====       ====

Allowance for loan losses as a percentage
  of non-performing loans                       141.77%    110.56%
                                               =======    =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES -- Continued
- - ---------------------------------------

  The following table reflects the distribution of net loan charge-offs by loan type for the three months ended March 31, 1994 and 1993 (in millions):

                                                    Three Months Ended               Three Months Ended
                                                       March 31, 1994                  March 31, 1993
                                         -------------------------------------  ------------------------------
                                                                       % of                           % of
                                                            % of       Total                 % of     Total
                                              Net          Average      Net      Net       Average     Net
                                            Charge-         Loan       Charge-  Charge-     Loan      Charge-
                                             offs          Type(1)      offs     offs      Type(1)     offs
                                         -------------  ------------  --------  --------  ----------  --------
Domestic:
  Commercial, industrial and other          $16.1             .8%        53.3%    $  .5                   2.4%
  Real estate:
    Construction and development              1.3            1.6          4.3       1.8        1.7%       8.7
    Other                                     5.4             .4         17.9      11.5         .8       55.6
  Consumer:
    Credit Card                               6.0            2.1         19.9       5.5        2.4       26.6
    Installment                               1.3             .5          4.3       1.2         .4        5.8
  Other (2)                                    .1                          .3        .9         .3        4.3
                                            -----                       -----     -----                 -----
    Total domestic net charge-offs           30.2             .7        100.0      21.4         .5      103.4
                                            -----                       -----     -----                 -----
  Foreign (3)                                                                       (.7)       (.5)      (3.4)
                                            -----                       -----     -----                 -----
    Total net charge-offs                   $30.2             .7%       100.0%    $20.7         .5%     100.0%
                                            =====            ===        =====     =====        ===      =====

- - --------------------------------------------
(1)  Annualized.
(2)  Includes loans to financial institutions and lease financing.
(3) Reflects net recoveries on LDC assets of $.7 million for the three months ended March 31, 1993.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
- - ------------------------------------------------

    Total non-performing assets at March 31, 1994 increased $91.7 million, or 24.6%, from December 31, 1993. Most of the increase from December 31, 1993 was in the real estate category, which increased $88.4 million including a $76.3 million increase in the commercial mortgage portfolio due to loans acquired with Constellation being placed on non-accrual in accordance with a previously announced change in strategic direction concerning those assets. The commercial and industrial loan portfolio declined by $2.0 million.

    The following table summarizes non-performing assets at March 31, 1994 and December 31, 1993 (in millions):

                                                         March 31,  December 31,
                                                           1994         1993
                                                         ---------  ------------

Non-accrual loans                                           $344.9        $226.3
Renegotiated loans                                            30.7          54.9
                                                            ------        ------
    Total non-performing loans                               375.6         281.2
Other real estate owned:
  Acquired through foreclosure                                46.4          46.9
  In-substance foreclosure                                    36.4          38.3
  Property formerly used in
    banking operations                                         5.9           6.2
                                                            ------        ------
    Total other real estate owned                             88.7          91.4
                                                            ------        ------
Total non-performing assets                                 $464.3        $372.6
                                                            ======        ======

  The following table reflects the distribution of non-performing assets by loan type at March 31, 1994 and December 31, 1993 (in millions):

                                                        March 31, 1994      December 31, 1993
                                                    ----------------------  ------------------
                                                                     % of                % of
                                                        Non-         Loan      Non-      Loan
Domestic:                                             performing     Type   performing   Type
                                                    ---------------  -----  -----------  -----
  Commercial, industrial and other:
    HLTs                                                $  5.1        1.1%     $  5.1     1.1%
    Other                                                102.8        1.2       104.8     1.4
                                                        ------                 ------
      Total commercial, industrial and other             107.9        1.2       109.9     1.4
                                                        ------                 ------
  Real estate:
    Construction and development loans                    20.8        6.5        19.4     5.8
    Other loans                                          239.1        4.6       149.4     2.8
    Other real estate owned                               88.6                   91.4
                                                        ------                 ------
      Total real estate                                  348.6        4.7       260.2     3.0
                                                        ------                 ------
  Consumer                                                                         .7
                                                                               ------
  Other domestic loans(1)                                  7.7         .5         1.6      .1
                                                        ------                 ------
      Total domestic non-performing assets               464.1        2.6       372.4     2.1
                                                        ------                 ------
Foreign loans                                               .2                     .2
                                                        ------        ---
      Total non-performing assets(2)                    $464.3        2.5%     $372.6     2.1%
                                                        ======        ===      ======     ===
    % Total assets                                         1.8%                   1.4%
                                                        ======                 ======
- - ---------------------------------------------------------------------------

(1)  Includes loans to financial institutions and lease financing.
(2) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $46 million and $48 million at March 31, 1994 and December 31, 1993, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - continued
- - ------------------------------------------------

  The following table summarizes the components of the change in non-performing assets for the first quarter of 1994 (in millions):

                  Beginning balance, January 1, 1994    $373
                  Additions                              154
                  Return to accrual                      (15)
                  Payments                               (21)
                  Charge-offs                            (27)
                                                        ----
                     Net change                           91
                                                        ----
                  Ending balance, March 31, 1994        $464
                                                        ====


NON-INTEREST INCOME
- - -------------------

  Total non-interest income for the first quarter of 1994 increased $16.2 million, or 13.1%, from the first quarter of 1993. Excluding the impact of securities gains, non-interest income increased $12.3 million, or 10.2% compared to the prior year first quarter. This 10.2% increase principally reflects continuing increases in revenues from CoreStates' fee-based businesses including a $3.2 million, or 8.0%, increase in service charges on deposit accounts and a $2.7 million, or 17.2%, increase in fees for international services. Also contributing to the first quarter increase was a $1.5 million gain on the sale of a portfolio of boat loans, $1.3 million gain on securitization of home equity loans, and income related to CoreStates' investment in Electronic
Payment Services, Inc. ("EPS"). That investment was restructured in December 1993 adding $3 million to revenue each quarter for the next ten years, representing recognition of deferred gains from CoreStates' contribution of its former electronic payment services businesses to EPS.

  Investment securities gains in the first quarter of 1994 were $6.9 million compared to $3.0 million of gains in the prior year first quarter. The first quarter of 1994 includes gains of $5.0 million recorded on sales of certain investments acquired with Constellation. The prior year first quarter included $2.4 million of net gains recorded on foreign equity securities.


NON-FINANCIAL EXPENSES
- - ----------------------

  Total non-financial expenses were $273.4 million in the first quarter of 1994, a decrease of $4.9 million, or 1.8%, from the first quarter of 1993, reflecting some cost efficiencies from the Constellation acquisition.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
- - ------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

CAPITAL MANAGEMENT
- - ------------------

  CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at March 31, 1994 under risk-based capital guidelines was $2.0 billion, or 8.9% of risk-weighted assets, for Tier I capital and $2.9 billion, or 13.1%, for total risk-based capital. Tier I capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier I capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at March 31, 1994 are above the risk-based capital standards that require all banks to have Tier I capital of at least 4% and total capital of 8%.

  Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets), CoreStates had a leverage ratio of 7.8% at March 31, 1994. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial, or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

  Substantially the same capital requirements are applied to CoreStates' banking subsidiaries; CoreStates Bank, N.A., New Jersey National Bank and CoreStates Bank of Delaware, N.A. under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at March 31, 1994 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.

                                   Regulatory Capital Ratios
                             -------------------------------------        Total
                                Tier I        Total       Leverage        Assets
                             ------------  ------------  ----------      ---------
                                                                      ($ in billions)

CoreStates Bank, N.A.                8.4%         10.9%       7.4%         $17.5
New Jersey National Bank(1)          9.5          11.6        6.6            4.5
CoreStates Bank of Delaware, N.A.   12.2          13.5       11.9             .6
- - -----------------------------------

(1) Constellation Bank was merged into New Jersey National Bank on April 29, 1994. Pro forma combined regulatory capital ratios at March 31, 1994 were 8.9%, 10.8% and 6.2% for Tier I capital, total capital and leverage ratios, respectively.

  CoreStates' dividend on its common stock was $.30 per share in the first quarter of 1994 and $.27 in the first quarter of 1993, both reflecting the Stock Dividend. The common dividend payout ratio was 41.7% for the first quarter of 1994, compared to 46.6% for the first quarter of 1993.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

LIQUIDITY AND INTEREST RATE SENSITIVITY
- - ---------------------------------------

  CoreStates manages its sources of liquidity by participating in diversified funding markets and by restructuring the maturities of its portfolio of investment securities and short-term discretionary assets. To manage interest sensitivity, CoreStates utilizes discretionary investment and funding instruments as well as various types of hedging vehicles such as futures contracts, interest rate swaps, options on interest rate swaps and interest rate caps. These latter techniques are used principally to stabilize the margin generated from relationship products. CoreStates monitors the interest rate sensitivity posture of the institutions with which CoreStates has agreed to merge. These postures are considered when CoreStates evaluates its overall risk. CoreStates currently maintains a well balanced interest rate sensitivity posture with limited exposure to interest rate changes in either direction.

PART I FINANCIAL INFORMATION                                             Page 29
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES
THREE MONTHS ENDED

                                            March 31, 1994                   December 31, 1993                March 31, 1993
                                      ----------------------------     ----------------------------     --------------------------
                                      Average               Income/    Average               Income/    Average             Income/
                                      balance     Rate      expense    balance    Rate       expense    balance    Rate     expense
                                      -------    ------     -------    -------   ------      -------    -------   ------    -------
                                     (000,000)               (000)    (000,000)               (000)    (000,000)              (000)
INTEREST EARNING ASSETS
- - -----------------------
Time deposits, principally
 Eurodollars (a)...................   $ 1,305     4.49%    $ 14,445  $   1,145    3.46%    $   9,983    $ 1,470    3.47%   $ 12,560
Investment securities (b):
  U.S. Government..................     2,168     4.84       25,857      2,462    5.26        32,625      2,376    6.44      37,714
  State and municipal..............       333     8.19        6,822        322    8.88         7,150        397    8.43       8,366
  Other............................       256     2.64        1,666        151    3.18         1,210        176    4.64       2,014
                                      -------              --------  ---------             ---------    -------            --------
      Total investment securities..     2,757     5.05       34,345      2,935    5.54        40,985      2,949    6.61      48,094
Federal funds sold.................       234     3.95        2,278        249    2.95         1,852        210    3.06       1,586
Trading account securities.........         2     7.80           39          2    5.60            28          1    6.80          17
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial and
     other.........................     7,593     7.67      143,663      7,297    8.01       147,287      6,606    8.12     132,236
    Real estate....................     5,583     7.89      108,666      5,507    7.53       104,511      5,928    8.30     121,344
    Consumer.......................     2,209    11.99       65,284      2,230   12.64        71,024      2,010   12.32      61,064
    Financial institutions.........       630     6.76       10,507        758    6.04        11,544        654    6.84      11,038
    Factoring receivables..........       536     9.70       12,825        614    8.55        13,233        467   10.05      11,574
    Lease financing................       665     8.31       13,811        641    8.59        13,771        543    9.53      12,940
  Foreign..........................       541     4.89        6,528        572    4.69         6,766        543    5.38       7,201
                                      -------              --------  ---------             ---------    -------            --------
      Total loans, net of discounts    17,757     8.25      361,284     17,619    8.29       368,136     16,751    8.65     357,397
                                      -------              --------  ---------             ---------    -------            --------
      Total interest earning
       assets (d)..................   $22,055     7.58      412,391  $  21,950    7.61       420,984    $21,381    7.96     419,654
                                      =======   ------     --------  ========= -------     ---------    =======   -----    --------

FUNDING SOURCES
- - ---------------
Interest bearing liabilities (b):
  Deposits in domestic offices (e):
    Commercial.....................   $   202     2.53        1,262  $     295    3.33         2,476    $   366    3.37       3,041
    NOW accounts...................     1,649      .36        1,351      1,578     .63         2,283      1,554     .98       3,427
    Money Market Accounts..........     3,577     1.98       17,445      3,587    2.01        18,142      3,588    2.02      17,859
    Consumer savings...............     2,709     1.05        6,997      2,640    1.22         8,091      2,605    1.68      10,812
    Consumer certificates..........     3,675     4.20       38,021      3,720    4.34        40,717      4,224    4.58      47,672
  Time deposits of overseas
   branches and
    subsidiaries...................       735     4.73        8,567        707    2.28         4,059        772    2.76       5,260
                                      -------              --------  ---------             ---------    -------            --------
      Total interest bearing
       deposits....................    12,547     2.40       73,643     12,527    2.43        75,768     13,109    2.76      88,071
  Short-term funds borrowed:
    Federal funds purchased........       943     3.23        7,499        961    3.26         7,901        967    2.95       7,035
    Commercial paper...............       549     3.26        4,415        554    3.14         4,387        553    3.23       4,400
    Other..........................       391     5.03        4,852        310    7.70         6,016         73   10.26       1,846
                                      -------              --------  ---------             ---------    -------            --------
      Total short-term funds
       borrowed....................     1,883     3.61       16,766      1,825    3.98        18,304      1,593    3.38      13,281
  Long-term debt (f)...............     1,476     4.20       15,286      1,400    3.71        13,095      1,267    5.48      16,965
                                      -------              --------  ---------             ---------    -------            --------
      Total interest bearing
       liabilities.................    15,906     2.69      105,695     15,752    2.70       107,167     15,969    3.00     118,317
Portion of non-interest bearing
 funding sources...................     6,149                            6,198                            5,412
                                      -------              --------  ---------             ---------    -------            --------
      Total funding sources........   $22,055     1.94      105,695  $  21,950    1.94       107,167    $21,381    2.24     118,317
                                      =======   ------     --------  ========= -------     ---------    =======   -----    --------
Net interest income and net
 interest margin...................               5.64%    $306,696               5.67%     $313,817               5.72%   $301,337
                                                ======     ========            =======      ========              =====    ========

NON-INTEREST EARNING ASSETS
- - ---------------------------
Cash...............................   $ 2,273                        $   2,235                          $ 2,263
Allowance for loan losses..........      (542)                            (426)                            (418)
Other assets.......................     1,436                            1,466                            1,791
                                      -------                           ------                          -------
      Total non-interest earning
       assets......................   $ 3,167                           $3,275                          $ 3,636
                                      =======                           ======                          =======




PART I FINANCIAL INFORMATION                                             Page 30
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES -- continued
THREE MONTHS ENDED

                                            March 31, 1994                   December 31, 1993                March 31, 1993
                                      ----------------------------     ----------------------------     --------------------------
                                      Average               Income/    Average               Income/    Average             Income/
                                      balance     Rate      expense    balance    Rate       expense    balance    Rate     expense
                                      -------    ------     -------    -------   ------      -------    -------   ------    -------
                                     (000,000)               (000)    (000,000)               (000)    (000,000)              (000)

NON-INTEREST BEARING FUNDING
 SOURCES
Demand deposits:
  Domestic......................... $   5,517                                   $5,631                 $  5,336
  Foreign..........................       372                                      377                      349
Other liabilities..................     1,323                                    1,401                    1,458
Shareholders' equity...............     2,104                                    2,064                    1,905
Non-interest bearing funding
 sources used to fund
  earning assets...................    (6,149)                                  (6,198)                  (5,412)
                                    ---------                                   ------                 --------
      Total net non-interest
       bearing funding
        sources.................... $   3,167                                   $3,275                 $  3,636
                                    =========                                   ======                 ========

SUPPLEMENTARY AVERAGES
- - -----------------------------------
Net demand deposits................ $   4,358                           $4,417                         $  4,289
Net Federal funds purchased........       709     2.99%    $  5,221        712    3.37%    $   6,049        757    2.92%   $  5,449
Commercial certificates of deposit in
  domestic offices over $100,000...       188     2.54        1,176        278    3.40         2,383        353    3.45       3,005

Average prime rate.................               6.02                            6.00                             6.00


(a)  Yields and income on deposits include net Eurodollar trading profits.
(b) The net impact of interest rate swaps is recognized as an adjustment to interest income or expense of the related hedged asset or liability.
(c)  Yields and income on loans include fees on loans.
(d)  Non-performing loans are included in interest earning assets.
(e) Average balances on time deposits in domestic offices are reduced by specified reserve amounts for purposes of rate calculations.
(f) Rates on long-term debt are based on average balances excluding average capital lease obligations.

                                                                         Page 31
PART II. OTHER INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES


    Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
    ------

           (a) Exhibits - The following exhibits are filed herewith in connection with registration statements filed from time to time by the Corporation:

               11      Computation of Per Share Earnings

               12.1 Computation of Ratio of Earnings to Fixed Charges (Consolidated)

               12.2 Computation of Ratio of Earnings to Fixed Charges (Combined CoreStates Parent Company and CoreStates Capital Corporation)

           (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:



               1.             Date of Report:       January 19, 1994
                              -----------------
                              Item(s) Reported:     The information set forth in the earnings news release
                              -----------------     of CoreStates Financial Corp.

               2.             Date of Report:       March 7, 1994
                              -----------------
                              Item(s) Reported:     The information set forth in the news release of
                              -----------------     CoreStates Financial Corp announcing the acquisition
                                                    of Germantown Savings Bank by CoreStates Financial
                                                    Corp.

               3.             Date of Report:       March 16, 1994, as amended
                              -----------------
                              Item(s) Reported:     CoreStates Financial Corp acquired all of the outstanding
                              -----------------     shares of Constellation Bancorp and submission of pro
                                                    forma financial information.


                                                                        Page 32
CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
- - ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CORESTATES FINANCIAL CORP



Date:  May 12, 1994                      By:/s/ Albert W. Mandia
                                            --------------------------------
                                         Albert W. Mandia
                                         Executive Vice President, Finance
                                         (Principal Accounting Officer)