Form 10-Q
period 1994-06-30
CORESTATES FINANCIAL CORP
filed 1994-08-15
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the quarter ended June 30, 1994     Commission file number 0-6879



                           CORESTATES FINANCIAL CORP
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Pennsylvania                                   23-1899716
- --------------------------------                   -----------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                          Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                              19101
- ----------------------------------------           --------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including
  area code                                        215-973-3827
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

                               Yes   X   .   No
                                  -------      -------.

Number of Shares of Common Stock Outstanding at August 1, 1994: 141,308,776

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX
                                                                 Page
                                                                 ----

PART I. FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheet June 30, 1994 and
           December 31, 1993                                      3

           Consolidated Statement of Income for the Three and
           Six Months Ended June 30, 1994 and 1993                4

           Consolidated Statement of Changes in Shareholders'
           Equity for the Six Months Ended June 30, 1994
           and 1993                                               5

           Consolidated Statement of Cash Flows for the
           Six Months Ended June 30, 1994 and 1993                6

           Notes to the Consolidated Financial Statements         7-13

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   14-34

PART II.  OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                      35


SIGNATURE                                                        36

EXHIBITS 11, 12.1, 12.2                                          37-39

PART I. FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)
(in thousands)                                        June 30,    December 31,
                                                        1994          1993
                                                    ------------  -------------
                                                                    Restated
                                                                  (See Note 1)
ASSETS
- ------
Cash and due from banks...........................  $ 2,217,192    $ 2,521,676
Time deposits, principally Eurodollars............    1,686,462      1,319,457
Investments held-to-maturity (fair value:
  1994 - $2,073,115; 1993 - $2,257,813)...........    2,081,344      2,228,560
Investments available-for-sale, at fair value.....      889,552      1,370,606
Loans, net of unearned discounts of $144,448 in
  1994 and $151,994 in 1993 (Note C)..............   19,562,687     19,776,258
Less:  Allowance for loan losses..................     (475,296)      (450,823)
                                                    -----------    -----------
          Net loans...............................   19,087,391     19,325,435
Federal funds sold and securities purchased under
  agreements to resell............................       57,853        161,527
Trading account securities, at fair value.........        2,876          6,393
Due from customers on acceptances.................      319,691        332,234
Premises and equipment............................      420,034        410,022
Other assets......................................      701,214        758,707
                                                    -----------    -----------
          Total assets............................  $27,463,609    $28,434,617
                                                    ===========    ===========

LIABILITIES
- -----------
Deposits:
  Domestic:
    Non-interest bearing..........................  $ 5,961,821    $ 6,649,367
    Interest bearing..............................   13,322,247     13,686,027
  Overseas branches and subsidiaries..............      841,504        796,902
                                                    -----------    -----------
          Total deposits..........................   20,125,572     21,132,296
Funds borrowed....................................    2,186,305      1,884,125
Bank acceptances outstanding......................      307,216        337,180
Other liabilities.................................    1,023,152      1,123,342
Long-term debt....................................    1,657,175      1,589,290
                                                    -----------    -----------
          Total liabilities.......................   25,299,420     26,066,233
                                                    -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note D)
- --------------------------------------

SHAREHOLDERS' EQUITY
- --------------------
Common stock: $1 par value; authorized 200.0
  million shares; issued 145.8 million shares in
  1994 and 145.8 million shares in 1993
  (including  treasury shares of 4.5 million in
  1994 and .4 million in 1993).....................   2,164,189      2,368,384
                                                    -----------    -----------
          Total shareholders' equity..............    2,164,189      2,368,384
                                                    -----------    -----------
          Total liabilities and shareholders'
           equity.................................  $27,463,609    $28,434,617
                                                    ===========    ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)
(in thousands, except per share
 amounts)

                                      Three Months Ended   Six Months Ended
                                            June 30,           June 30,
                                      ------------------   ------------------
                                        1994      1993       1994       1993
                                      --------  --------   --------   --------
INTEREST INCOME
- ---------------
Interest and fees on loans:
  Taxable income....................  $415,363  $385,649   $801,173   $766,933
  Tax exempt income.................     5,781     7,873     11,881     15,811
Interest on investment securities:
  Taxable income....................    35,691    49,781     71,378     99,728
Tax exempt income...................     4,365     5,392      8,703     10,662
Interest on time deposits in banks..    11,549    11,427     26,345     24,354
Other interest income...............     1,207     1,399      3,685      3,191
                                      --------  --------   --------   --------
       Total interest income........   473,956   461,521    923,165    920,679
                                      --------  --------   --------   --------

INTEREST EXPENSE
- ----------------
Interest on deposits................    82,097    94,166    168,838    198,423
Interest on funds borrowed..........    22,640    18,314     39,599     32,457
Interest on long-term debt..........    19,554    17,364     36,725     36,182
                                      --------  --------   --------   --------
       Total interest expense.......   124,291   129,844    245,162    267,062
                                      --------  --------   --------   --------
       NET INTEREST INCOME..........   349,665   331,677    678,003    653,617
Provision for losses on loans.......    49,995    30,825    196,900     61,550
                                      --------  --------   --------   --------
       NET INTEREST INCOME AFTER
         PROVISION FOR LOSSES ON
         LOANS......................   299,670   300,852    481,103    592,067
                                      --------  --------   --------   --------

NON-INTEREST INCOME
- -------------------
Service charges on deposit accounts.    46,984    45,439     93,006     88,081
Trust income........................    24,620    26,235     49,213     51,607
Fees for international services.....    19,301    17,087     37,440     32,570
Debit and credit card fees..........    16,105    15,399     30,503     29,215
Income from investment in EPS, Inc..     7,765     3,869     15,677      7,432
Gains (losses) on trading account
 securities.........................       863       629      1,173      1,390
Securities gains (losses)...........     3,023      (694)     9,920      2,155
Other operating income..............    23,376    32,420     51,052     57,740
                                      --------  --------   --------   --------
       Total non-interest income....   142,037   140,384    287,984    270,190
                                      --------  --------   --------   --------

NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and benefits........   161,020   156,697    319,948    311,034
Net occupancy.......................    28,429    28,412     58,621     57,653
Equipment expenses..................    19,262    18,860     38,466     37,897
Other operating expenses............   132,407   101,330    295,417    199,790
                                      --------  --------   --------   --------
       Total non-financial expenses.   341,118   305,299    712,452    606,374
                                      --------  --------   --------   --------

INCOME BEFORE INCOME TAXES..........   100,589   135,937     56,635    255,883
- --------------------------
Provision for income taxes..........    37,498    44,546     23,539     84,211
                                      --------  --------   --------   --------
INCOME BEFORE CUMULATIVE EFFECT OF
- ----------------------------------
  A CHANGE IN ACCOUNTING PRINCIPLE..    63,091    91,391     33,096    171,672
  -------------------------------
Cumulative effect of a change in
   accounting principle, net of
   income tax benefits of $1,846
   in 1994 and $7,005 in 1993.......                         (3,430)   (13,010)
                                      --------  --------   --------   --------
NET INCOME..........................  $ 63,091  $ 91,391   $ 29,666   $158,662
- ----------                            ========  ========   ========   ========

Average common shares outstanding...   142,139   145,476    143,368    145,255
                                      ========  ========   ========   ========

PER COMMON SHARE DATA
- ---------------------
Income before cumulative effect of
 a change in accounting principle...     $0.44     $0.63      $0.23      $1.18
                                         =====     =====      =====      =====
Net income..........................     $0.44     $0.63      $0.21      $1.09
                                         =====     =====      =====      =====
Cash dividends declared.............     $0.30     $0.27      $0.60      $0.54
                                         =====     =====      =====      =====

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                                            Common     Capital     Retained    Treasury
                                                            stock      surplus     earnings      stock         Total
                                                          ---------   ---------   ----------   ---------    ----------
Six Months Ended June 30, 1993
- ------------------------------

Balances at beginning of year...........................   $ 86,387    $817,391   $1,194,662   $  (3,881)   $2,094,559
Net income..............................................                             158,662                   158,662
Change in unrealized loss on marketable equity
 securities.............................................                                 250                       250
Treasury shares acquired (10 shares)....................                                            (547)         (547)
Common stock issued under employee
  benefit plans (415 new shares)........................        415      10,281                                 10,696
Common stock issued under dividend
  reinvestment plan (147 new shares)....................        147       5,770                                  5,917
Foreign currency translation adjustments................                                 404                       404
Common dividends declared...............................                             (69,930)                  (69,930)
                                                          ---------   ---------   ----------   ---------    ----------
Balances at end of period...............................   $ 86,949    $833,442   $1,284,048   $  (4,428)   $2,200,011
                                                          =========   =========   ==========   =========    ==========


Six Months Ended June 30, 1994
- ------------------------------

Balances at beginning of year, restated (See Note 1)....   $145,740    $778,498   $1,451,965   $  (7,819)   $2,368,384
Net income..............................................                              29,666                    29,666
Net change in unrealized gain on invest-
  ments available-for-sale, net of tax..................                             (36,262)                  (36,262)
Treasury shares acquired (4,706 shares).................                                        (125,703)     (125,703)
Common stock issued under employee benefit
  plans (267 new shares; 289 treasury shares)...........        267       3,844       (2,686)      7,789         9,214
Common stock issued under dividend reinvest-
  ment plan (231 treasury shares).......................                      1         (431)      6,452         6,022
Purchase and retirement of common stock.................       (165)       (979)      (3,583)                   (4,727)
Conversion of subordinated debt.........................          7         152                                    159
Cash paid for fractional shares issued..................                                 (50)                      (50)
Foreign currency translation adjustments................                                 155                       155
Common dividends declared...............................                             (82,669)                  (82,669)
                                                          ---------   ---------   ----------   ---------    ----------
Balances at end of period..............................    $145,849    $781,516   $1,356,105   $(119,281)   $2,164,189
                                                          =========   =========   ==========   =========    ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)                                            Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1994           1993
                                                     ------------   -----------
Operating Activities
- --------------------
Net income.........................................  $     29,666   $   158,662
Adjustments to reconcile net income to net cash
provided by operating activities:
  Cumulative effect of a change in accounting
   principle.......................................         3,430        13,010
  Provision for losses on loans....................       196,900        61,550
  Provision for losses on OREO and writedowns......                       7,309
  Depreciation and amortization....................        35,614        47,118
  Securities gains, net............................        (9,920)       (2,155)
  Deferred income tax expense (benefit)............       (41,590)       12,484
  Increase (decrease) in due to factored clients...       (39,547)       50,853
  (Increase) decrease in interest receivable.......         5,948        (3,975)
  Decrease in interest payable.....................       (15,582)      (50,913)
  Other assets and liabilities, net................        77,288      (165,328)
                                                     ------------   -----------
     Net Cash Provided By Operating Activities.....       242,207       128,615
                                                     ------------   -----------

Investing Activities
- --------------------
Net (increase) decrease in loans...................       213,571      (674,628)
Proceeds from sales of loans.......................        51,258       316,212
Loans originated or acquired - non-bank subsidiary.   (17,393,875)  (12,306,591)
Principal collected on loans - non-bank subsidiary.    17,009,148    12,024,872
Net (increase) decrease in time deposits,
 principally eurodollars...........................      (367,005)      523,009
Purchases of investments held-to-maturity..........      (602,145)
Purchases of investments available-for-sale........      (163,881)
Purchases of investment securities.................                  (1,173,388)
Proceeds from maturities of investments
 available-for-sale................................       160,004
Proceeds from maturities of investments
 held-to-maturity..................................       747,310
Proceeds from sales of investments
 available-for-sale................................       433,643         4,292
Proceeds from sales of investment securities.......                     249,439
Proceeds from maturities of investment securities..                     830,639
Net decrease in Federal funds sold and
    securities purchased under agreements to resell       103,674        89,851
Purchases of premises and equipment................       (43,557)      (44,033)
Proceeds from sales and paydowns on other real
 estate owned......................................        21,948        49,641
Other..............................................         5,771         3,894
                                                     ------------   -----------
     Net Cash Provided By (Used in) Investing
      Activities...................................       275,864      (106,791)
                                                     ------------   -----------
Financing Activities
- --------------------
Net decrease in deposits...........................    (1,006,724)     (872,033)
Proceeds from issuance of long-term debt...........       151,849       425,183
Retirement of long-term debt.......................       (84,028)     (356,357)
Net increase  in funds borrowed....................       302,180       327,074
Cash dividends paid................................       (70,588)      (69,697)
Purchases of treasury stock........................      (130,480)         (547)
Other..............................................        15,236        16,564
                                                     ------------   -----------
     Net Cash Used In Financing Activities.........      (822,555)     (529,813)
                                                     ------------   -----------
     Decrease In Cash And Due From Banks...........      (304,484)     (507,989)
     Cash And Due From Banks at January 1,.........     2,521,676     2,510,001
                                                     ------------   -----------
     Cash and due from banks at June 30,...........  $  2,217,192   $ 2,002,012
                                                     ============   ===========

Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
Cash paid during the period for:
     Interest......................................  $    260,744   $   318,050
                                                     ============   ===========
     Income taxes..................................  $     88,899   $    75,883
                                                     ============   ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 1994

NOTE A -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. The accompanying financial statements include the consolidated accounts of Constellation Bancorp ("Constellation"), which was acquired on March 16, 1994, and Independence Bancorp, Inc. ("Independence"), which was acquired on June 27, 1994, for all periods presented. Both transactions were accounted for under the pooling of interests method of accounting. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the six-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

    The accompanying financial information for December 31, 1993 and the results of operations for the three months ended March 31, 1994, also which are included in the consolidated statement of income for the six months ended June 30, 1994, have been restated to reflect merger-related charges of $127.8 million after-tax, or $.89 per share, related to the Constellation acquisition in the first quarter of 1994, rather than in the fourth quarter of 1993 as previously reported. This restatement was made after discussions with the Securities and Exchange Commission staff which resulted in these charges being reflected in the quarter that the acquisition was consummated. This restatement has no effect on CoreStates' financial position as reported for either March 31, 1994 or June 30, 1994. The restatement also has no effect on CoreStates' basic operating results, excluding the one-time merger-related charges. On a pre-tax basis, the merger-related charges consisted of a $120.0 million provision for loan losses, a $28.0 million addition to the OREO reserve, $13.0 million for the writedown of purchased mortgage servicing rights and related assets, and $34.0 million for expenses directly attributable to the acquisition.

    Effective January 1, 1993, CoreStates adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires that employers accrue the costs associated with postemployment benefits during the active service periods of employees. CoreStates recognized the January 1, 1993 transitional liability of $20,015,000, $13,010,000 after-tax or $0.09 per share, as the cumulative effect of a change in accounting principle.

    During the first quarter of 1994, Independence recognized a $3,430,000 after-tax, or $0.02 per share, impairment loss on certain mortgage securities as a cumulative effect of a change in accounting principle. The loss was the result of a write-down to fair value of these securities, which were deemed to be impaired. This resulted from the Financial Accounting Standards Board's ("FASB") 1994 interpretation of Statement of Financial Accounting Standards No. 115 ("FAS 115"). The interpretation, reached by a consensus of the FASB Emerging Issues Task Force in March 1994, provides more definitive criteria for recognition of impairment losses on these types of securities.

                                                                          Page 8
NOTE B -- PROPOSED ACQUISITION

    In March 1994, CoreStates announced a definitive agreement to acquire Germantown Savings Bank ("GSB") in a transaction to be accounted for as a purchase. Under the terms of the agreement, each of GSB's 4.2 million shares of common stock will be exchanged for a combination of CoreStates' common stock, equal to 55% of the $62 per GSB share purchase price, and cash, equal to 45% of the purchase price. This agreement is subject to, among other conditions, approval by GSB's shareholders and certain regulatory authorities.

    The following unaudited pro forma information reflects the proposed acquisition of GSB. This pro forma information has been prepared using historical consolidated financial statements, as modified for intercompany balances, assuming that the operations of GSB had been consolidated with CoreStates since January 1, 1994.

The pro forma information does not purport to be indicative of the combined financial position as it may be in the future or indicative of the results that actually would have been realized had the entities been a single entity during this period or indicative of the actual results the combined company will report in the future.

    Pro forma cash dividends declared per share for the periods prior to CoreStates' acquisition of Constellation, Independence and GSB assume that CoreStates would have declared cash dividends per share equal to the cash dividends per share actually declared by CoreStates prior to June 30, 1994.

    Unaudited pro forma financial information for CoreStates and GSB combined follows:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

NOTE B -- PROPOSED MERGER - Continued

PRO FORMA CONDENSED COMBINED BALANCE SHEET  - June 30, 1994
(in thousands, except per share amounts)

                              CoreStates     Germantown
                                  and          Savings
                              Subsidiaries      Bank       Pro Forma
                              ------------  -----------   -----------
ASSETS
- ------
Cash and due from banks       $ 2,217,192   $   25,266   $ 2,242,345 (a)
Time deposits, principally
 Eurodollars                    1,686,462          139     1,686,601
Investment securities           2,970,896      533,337     3,512,052 (d)
Loans, net of unearned
 discounts                     19,562,687    1,009,174    20,584,383 (d)
Allowance for loan losses        (475,296)     (23,770)     (499,066)
Federal funds sold and
 securities purchased under
 agreements to resell              57,853       18,000        68,853 (a)
Trading account securities          2,876                      2,876
Due from customers on
 acceptances                      319,691                    319,691
Premises, equipment and
 other assets                   1,121,248       32,517     1,312,232 (b)(c)(d)
                              -----------   ----------   -----------
  Total assets                $27,463,609   $1,594,663   $29,229,967
                              ===========   ==========   ===========

LIABILITIES
- -----------
Deposits:
 Domestic:
  Non-interest bearing        $ 5,961,821   $   52,447   $ 6,014,155 (a)
  Interest bearing             13,322,247    1,380,050    14,711,659 (d)
 Overseas branches and
  subsidiaries                    841,504                    841,504
                              -----------   ----------   -----------
  Total deposits               20,125,572    1,432,497    21,567,318
Funds borrowed                  2,186,305                  2,179,305
Bank acceptances
 outstanding                      307,216                    307,216
Other liabilities               1,023,152       10,661     1,094,634 (b)
Long-term debt                  1,657,175                  1,774,233 (c)
                              -----------   ----------   -----------
  Total liabilities            25,299,420    1,443,158    26,922,706
                              -----------   ----------   -----------

SHAREHOLDERS' EQUITY
- --------------------
Common shareholders' equity     2,164,189      151,505     2,307,261 (c)(d)
                              -----------   ----------   -----------
  Total shareholders'
   equity                       2,164,189      151,505     2,307,261
                              -----------   ----------   -----------
  Total liabilities and
   shareholders' equity       $27,463,609   $1,594,663   $29,229,967
                              ===========   ==========   ===========

  Book value per share             $15.32       $36.11        $15.73
                                   ======       ======        ======

See FOOTNOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET on page 10.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

NOTE B -- PROPOSED MERGER - Continued

FOOTNOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET - June 30, 1994

(a) Reflects elimination of intercompany deposits and Federal funds transactions.

(b) Reflects charges of approximately $41.9 million, $27.3 million after related tax effects, for expenses directly attributable to the acquisition of GSB including $16.1 million to redeem GSB stock options, $10.0 million to writedown duplicate GSB facilities and systems, and $9.0 million for employee severance.

(c) Represents the purchase price in the GSB acquisition using the following assumptions:

     (1) Shareholders of GSB will receive, for each of the 4,194,647 GSB Common Shares, $62 per share payable 55% in equivalent value CoreStates Common Shares and 45% in cash, for a total purchase price of $260.1 million.
     (2) The market value for CoreStates Common Shares, for purposes of GSB pro forma calculations, was assumed to be $26.50 per share.
     (3) CoreStates Common Shares issued in the GSB acquisition will equal 5.398 million shares.
     (4) The cash portion of the purchase price was assumed to be raised through the issuance of seven year notes at 7 1/4%.
     (5) The elimination of GSB's total shareholders' equity at June 30, 1994 after reduction for the $41.9 million, $27.3 million after-tax, of expenses directly attributable to the GSB acquisition.

 (d) Represents the estimated adjustments of GSB's assets and liabilities to their fair values (which were determined using information available at the most recent practicable date), the intangible asset related to the value of the deposit base acquired, which is estimated to be approximately $28 million ($43 million including the deferred income tax effect), and the adjustment of approximately $101 million arising from the excess of the total purchase price over net assets acquired (i.e. goodwill).

PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
(in thousands, except per share amounts)

                                       Three Months Ended June 30, 1994                 Six Months Ended June 30, 1994
                                 --------------------------------------------     -----------------------------------------
                                  CoreStates      Germantown                       CoreStates      Germantown
                                     and            Savings                           and            Savings
                                 Subsidiaries        Bank        Pro Forma        Subsidiaries        Bank        Pro Forma
                                 ------------     ----------     ---------        ------------     ----------     ---------
INTEREST INCOME
- ---------------
Interest and fees on loans       $421,144         $19,136        $439,654(b)      $813,054         $38,737        $850,539(b)
Interest on investment
 securities                        40,056           7,305          46,786(b)        80,081          14,012          92,943(b)
Interest on time deposits
 in banks                          11,549               1          11,550           26,345               2          26,347
Interest on federal funds
 sold and securities purchased
 under agreement to resell          1,195             219           1,323(a)         3,652             375           3,926(a)
Other interest income                  12                              12               33                              33
                                 --------         -------        --------         --------         -------        --------
     Total interest income        473,956          26,661         499,325          923,165          53,126         973,788
                                 --------         -------        --------         --------         -------        --------

INTEREST EXPENSE
- ----------------
Interest on deposits               82,097          10,030          90,567(b)       168,838          20,208         185,925(b)
Interest on funds borrowed         22,640              32          22,581(a)        39,599              60          39,558(a)
Interest on long-term debt         19,554                          21,670(b)        36,725                          40,934(b)
                                 --------         -------        --------         --------         -------        --------
 Total interest expense           124,291          10,062         134,818          245,162          20,268         266,417
                                 --------         -------        --------         --------         -------        --------
Net interest income               349,665          16,599         364,507          678,003          32,858         707,371
Provision for losses on loans      49,995             100          50,095          196,900             200         197,100

 Net interest income after       --------         -------        --------         --------         -------        --------
  provision for losses on loans   299,670          16,499         314,412          481,103          32,658         510,271
                                 --------         -------        --------         --------         -------        --------

NON-INTEREST INCOME
- -------------------
Service charges on deposit
 accounts                          46,984             703          47,687           93,006           1,356          94,362
Trust income                       24,620                          24,620           49,213                          49,213
Fees for international services    19,301                          19,301           37,440                          37,440
Debit and credit card fees         16,105              41          16,146           30,503              80          30,583
Securities gains (losses)           3,023             141           3,164            9,920             145          10,065
Other operating income             32,004             250          32,253(a)        67,902             682          68,582(a)
                                 --------         -------        --------         --------         -------        --------
    Total non-interest income     142,037           1,135         143,171          287,984           2,263         290,245
                                 --------         -------        --------         --------         -------        --------

NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and benefits      161,020           5,093         166,113          319,948          10,214         330,162
Net occupancy                      28,429           1,162          29,591           58,621           2,346          60,967
Equipment expenses                 19,262             412          19,674           38,466             829          39,295
Other operating expenses          132,407           2,605         137,765(a)(b)    295,417           5,232         306,155(a)(b)
                                 --------         -------        --------         --------         -------        --------
   Total non-financial
    expenses                      341,118           9,272         353,143          712,452          18,621         736,579
                                 --------         -------        --------         --------         -------        --------
Income before income taxes        100,589           8,362         104,440           56,635          16,300          63,937
Provision for income taxes         37,498           2,853          38,772(b)        23,539           5,544          25,934(b)
                                 --------         -------        --------         --------         -------        --------
Income before cumulative effect
 of a change in accounting
  principle(c)(d)                $ 63,091         $ 5,509        $ 65,668         $ 33,096         $10,756        $ 38,003
                                 ========         =======        ========         ========         =======        ========
Average common shares
 outstanding                      142,139           4,196         147,538          143,368           4,195         148,766
                                 ========         =======        ========         ========         =======        ========

PER COMMON SHARE DATA
- ---------------------
Income before the cumulative
  effect of change in
   accounting principle             $0.44           $1.31           $0.45            $0.23           $2.56           $0.26
                                 ========         =======        ========         ========         =======        ========
Cash dividends declared             $0.30           $0.15           $0.30            $0.60            $.25           $0.60
                                 ========         =======        ========         ========         =======        ========

See FOOTNOTES TO PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME on page 12.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

NOTE B -- PROPOSED MERGER - continued

FOOTNOTES TO PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME


 (a) Reflects the elimination of intercompany interest on Federal funds transactions and intercompany servicing fees.

 (b) Reflects the anticipated impact of the purchase accounting adjustments (which were determined using information available at the most recent practicable date) assuming the GSB acquisition was effective on January 1, 1994. For the purposes of determining the effects on the pro forma combined condensed statement of income, the following pro forma adjustments have been made:

     1) Amortization of the premium on the loan and investment securities portfolios and certificates of deposit and the related income tax effects.
     2) Amortization of intangibles including goodwill and deposit base intangible which was calculated using lives of 15 years and 10 years, respectively. As required by FAS 109 "Accounting for Income Taxes", the provision for income taxes assumes that the amortization of the deposit base intangible is deductible for Federal income tax purposes.
     3) Interest expense on the seven year 7 1/4% notes which were assumed to have been issued to fund the cash portion of the purchase price.

 (c) During the first quarter of 1994, Independence recognized a $3.4 million after-tax, or $0.02 per share, impairment loss on certain mortgage securities as a cumulative effect of a change in accounting principle. The loss was the result of a write down to fair value of these securities, which were deemed to be impaired. This resulted from the Financial Accounting Standards Board's ("FASB") 1994 interpretation of Statement of Financial Accounting Standards No. 115. The interpretation reached by a consensus of the FASB Emerging Issues Task Force in March 1994 provides more definitive criteria for recognition of impairment losses on these types of securities.

 (d) Effective January 1, 1993, CoreStates adopted FAS 112, "Employers' Accounting for Postemployment Benefits." CoreStates recognized the January 1, 1993 FAS 112 transitional liability of $20.0 million, $13.0 million after-tax or $0.09 per share, as the cumulative effect of a change in accounting principle. The impact of FAS 112 on GSB is immaterial.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE C -- LOAN PORTFOLIO

  Loans, net of unearned discounts, at June 30, 1994 and December 31, 1993 consist of the following (in thousands):

                                                    June 30,       December 31,
                                                      1994             1993
                                                  -----------      ------------
Domestic:
  Commercial, industrial and other:
    Highly leveraged transactions ("HLTs")...     $   487,064       $   452,137
    Other....................................       7,735,034         7,427,314
                                                  -----------       -----------
      Total commercial, industrial and
       other.................................       8,222,098         7,879,451
                                                  -----------       -----------
  Real estate:
    Construction and development.............         322,037           367,364
    Residential..............................       2,797,695         3,121,008
    Other....................................       3,134,875         3,175,284
                                                  -----------       -----------
      Total real estate......................       6,254,607         6,663,656
                                                  -----------       -----------
  Consumer:
    Installment..............................       1,268,831         1,356,633
    Credit card..............................       1,224,903         1,178,972
                                                  -----------       -----------
      Total consumer.........................       2,493,734         2,535,605
                                                  -----------       -----------
  Financial institutions.....................         613,204           870,489
  Factoring receivables......................         570,106           555,211
  Lease financing............................         784,214           728,764
                                                  -----------       -----------
      Total domestic.........................      18,937,963        19,233,176
                                                  -----------       -----------
Foreign......................................         624,724           543,082
                                                  -----------       -----------
      Total loans............................     $19,562,687       $19,776,258
                                                  ===========       ===========



NOTE D -- COMMITMENTS AND CONTINGENT LIABILITIES

    There are outstanding commitments or contingent liabilities which include, among other things, commitments to extend credit, interest rate contracts, letters of credit and loan guarantees undertaken in the normal course of business. Outstanding standby letters of credit at June 30, 1994 amount to $1,074 million. Management does not anticipate any significant losses as a result of these transactions.

PART I. FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SUMMARY
- -------

    CoreStates Financial Corp ("CoreStates") consummated its acquisition of Independence Bancorp, Inc. ("Independence") on June 27, 1994 and its acquisition of Constellation Bancorp ("Constellation") on March 16, 1994. The Independence and Constellation acquisitions were both accounted for as pooling of interests. All prior period data has been restated to include Independence and Constellation.

    Subsequent to the March 16, 1994 consummation of the Constellation acquisition, Constellation recorded merger-related charges in the first quarter of 1994 in connection with a change in strategic direction related to problem assets and to conform its consumer lending charge-off policies to those of CoreStates, and for expenses directly attributable to the acquisition. These merger-related charges totalled $127.8 million after-tax, or $0.89 per share. On a pre-tax basis, the merger-related charges consisted of a $120.0 million provision for loan losses, a $28.0 million addition to the OREO reserve, $13.0 million for the writedown of purchased mortgage servicing rights and related assets, and $34.0 million for expenses directly attributable to the acquisition.

    Upon consummation of the Independence acquisition, Independence recorded merger-related charges in the second quarter of 1994 in connection with a change in strategic direction related to problem assets and to conform its consumer lending charge-off policies to those of CoreStates, and for expenses attributable to the acquisition. These merger-related charges totalled $39.9 million after-tax, or $0.28 per share. On a pre-tax basis, the merger-related charges consisted of a $25.0 million provision for loan losses, a $4.0 million addition to the OREO reserve, and $29.7 million for expenses directly attributable to the acquisition.

    Net income for the second quarter of 1994 was $63.1 million, or $0.44 per share, compared to $91.4 million, or $0.63 per share for the second quarter of 1993. Excluding the Independence merger-related charges recorded in the second quarter of 1994, which totalled $39.9 million after-tax, or $0.28 per share, income for the second quarter of 1994 was $102.7 million, $0.72 per share. Net income, before the cumulative effect of a change in accounting principle, for the first six months of 1994 was $33.1 million, or $0.23 per share, compared to $171.7 million, or $1.18 per share in 1993. Excluding the Independence merger-related charges and the Constellation merger-related charges recorded in the first quarter of 1994 of $127.8 million after-tax, or $0.89 per share, income for the six months ended June 30, 1994 was $200.5 million, or $1.40 per share.

    During the first quarter of 1994, Independence recognized a $3.4 million after-tax, or $0.02 per share, impairment loss on certain mortgage securities as a cumulative effect of a change in accounting principle. The loss was the result of a writedown to fair value of these securities, which were deemed to be impaired. This resulted from the Financial Accounting Standards Board's ("FASB") 1994 interpretation of Statement of Financial Accounting Standards No. 115 ("FAS 115"). The interpretation, reached by a consensus of the FASB Emerging Issues Task Force in March 1994, provides more definitive criteria for recognition of impairment losses on these types of securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------------------
    Effective January 1, 1993, CoreStates adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires that employers accrue the costs associated with providing postemployment benefits during the active service periods of employees. CoreStates recognized the January 1, 1993 transitional liability of $20.0 million, $13.0 million after-tax, or $0.09 per share, as the cumulative effect of a change in accounting principle in the first quarter of 1993.

 Second quarter of 1994 highlights included:

. A 18.55% return on average common shareholders' equity and 1.48% return on average total assets, excluding the merger-related charges. Net income per share, excluding merger-related charges, for the second quarter of 1994 was 14.3% above the second quarter of 1993.

. Net interest income on a taxable equivalent basis increased $16.7 million, or 4.9%, over the second quarter of 1993 primarily due to wider interest rate spreads and a $.7 billion increase in average loan volume. The net interest margin for the second quarter was 5.86%, an increase of 26 basis points from 5.60% in the prior year second quarter and an increase of 30 basis points compared to 5.56% in the first quarter of 1994.

. Excluding the $25.0 million provision recorded by Independence resulting from a change in strategy related to problem assets, the provision for losses on loans for the second quarter of 1994 was $5.8 million lower than the provision recorded for the second quarter of 1993. The decrease in the provision for losses on loans resulted from the continued improvement in credit quality outlook and credit quality indicators, including a decline in non-performing assets of $148.9 million, or 29.7%, from March 31, 1994. The decline in non-performing assets from March 31, 1994 resulted primarily from a bulk sale of loans and charge-offs reflecting actions related to the strategy to dispose of problem assets acquired with Constellation. At June 30, 1994 non-performing assets were $352.1 million, compared to $501.0 million at March 31, 1994 and $438.7 million at December 31, 1993.


PENDING ACQUISITIONS
- --------------------

 . On March 7, 1994, CoreStates announced a definitive agreement to acquire Germantown Savings Bank ("GSB"), which has $1.6 billion in assets. Assuming approval by GSB's shareholders and certain regulatory authorities, the transaction is expected to close in the fourth quarter of 1994. This transaction will be accounted for as a purchase, and under the terms of the agreement, each of GSB's 4.2 million shares of common stock will be exchanged for a combination of CoreStates' common stock, equal to 55% of the $62 per GSB share purchase price, and cash, equal to 45% of the purchase price. This in-market acquisition is expected to result in annual expense savings of approximately $23 million, partially offset by $10 million of amortization expense that will be recorded each year related to the intangible assets created as a result of purchase accounting.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
- ---------------------

    The following tables present the performance results of CoreStates' four core business segments: Wholesale Banking; Consumer Financial Services; Trust and Investment Management; and Electronic Payment Services ("EPS"), Inc. Affiliate for the three and six-month periods ended June 30, 1994 and 1993. Each segment is comprised of well defined business lines with market or product specific missions.

    For the current reporting period, Independence is reported as a separate entity. During 1994, as the new company is fully integrated into CoreStates, the respective business components of Independence will be blended into the existing business lines. It is expected that there will be a one to two quarter transition period following each acquisition before complete business line reporting can be established. During the transition period, a new acquisition may be reported separately from the existing lines of business.


Three Months Ended June 30,
(in millions, taxable                                    Consumer               Trust and
equivalent basis)                  Wholesale             Financial              Investment            EPS, Inc.
                                    Banking              Services               Management            Affiliate
                              -------------------    -------------------    ------------------    ------------------
                               1994       1993(a)     1994       1993(a)     1994      1993(a)     1994      1993(a)
                              ------    ---------    ------    ---------    ------    --------    ------   ---------
Net interest income           $154.6      $142.5     $148.3      $145.4      $ 7.5      $ 7.6     $ (1.5)    $ (1.5)
Provision for loan
 losses                         15.6        14.5       14.1        12.3         .3         .3
Non-interest income             56.3        52.0       39.1        42.8       23.7       25.4        7.8        3.9
Non-financial expenses         114.3       115.5      130.0       125.7       27.4       27.3
                              ------      ------     ------      ------      -----      -----     ------     ------
Income before income
 taxes                          81.0        64.5       43.3        50.2        3.5        5.4        6.3        2.4
Income tax expense              31.5        24.8       16.8        18.8        1.3        1.9        2.2
                              ------      ------     ------      ------      -----      -----     ------     ------
Net income                    $ 49.5      $ 39.7     $ 26.5      $ 31.4      $ 2.2      $ 3.5     $  4.1     $  2.4
                              ======      ======     ======      ======      =====      =====     ======     ======

Percentage contribution         78.4%       43.4%      42.0%       34.4%       3.5%       3.8%       6.5%       2.6%
Return on assets                1.32        1.12       1.70        1.96       1.27       2.08      22.53      13.95
Return on equity (b)           24.12       20.92      35.91       41.57      32.68      50.14     411.13     240.66
Average assets               $15,042     $14,227     $6,257      $6,428      $ 697      $ 675     $   73     $   69
Average equity (b)               823         761        296         303         27         28          4          4

                                  Independence              Corporate             Total
                              ------------------     -------------------    -----------------
                               1994        1993       1994(c)    1993(a)      1994      1993(a)
                              ------      ------     ---------  --------    -------   ---------
Net interest income           $ 28.0      $ 27.5     $ 18.2      $ 16.9    $ 355.1      $338.4
Provision for loan
 losses                          3.0         3.3       17.0          .4       50.0        30.8
Non-interest income              6.0         6.9        9.2         9.4      142.1       140.4
Non-financial expenses          21.6        23.1       47.8        13.7      341.1       305.3
                              ------      ------     ------      ------    -------      ------
Income before income
 taxes                           9.4         8.0      (37.4)       12.2      106.1       142.7
Income tax expense               3.3         2.2      (12.1)        3.6       43.0        51.3
                              ------      ------     ------      ------    -------      ------
Net income                    $  6.1      $  5.8     $(25.3)     $  8.6    $  63.1      $ 91.4
                              ======      ======     ======      ======    =======      ======

Percentage contribution          9.7%        6.3%     (40.1)%       9.5%     100.0%       100.0%
Return on assets                 .97         .89      (3.08)        .91        .91         1.32
Return on equity (b)           11.38       10.97     (11.85)       4.02      11.39        16.92
Average assets                $2,530      $2,619     $3,290      $3,797    $27,889      $27,815
Average equity (b)               215         212        856         859      2,221        2,167


(a)  Restated to include Constellation.
(b) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets. Equity for Independence reflects that entity's legal equity.
(c) Includes $25.0 million in the provision and $33.7 million in other operating expenses related to the Independence acquisition.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

Three Months Ended June 30,
(in millions, taxable                                    Consumer               Trust and
equivalent basis)                  Wholesale             Financial              Investment            EPS, Inc.
                                    Banking              Services               Management            Affiliate
                              -------------------    -------------------    ------------------    ------------------
                               1994       1993(a)     1994       1993(a)     1994      1993(a)     1994      1993(a)
                              ------    ---------    ------    ---------    ------    --------    ------   ---------
Net interest income           $297.6      $278.3     $291.8      $291.4      $15.0      $15.5      $(2.9)     $(2.9)
Provision for loan
 losses                         30.8        28.1       27.8        24.5         .5         .6
Non-interest income            112.6       101.9       80.1        80.2       47.3       49.9       15.7        7.5
Non-financial expenses         226.6       228.7      261.3       250.5       53.9       54.5
                              ------      ------     ------      ------      -----      -----     ------     ------
Income before income
 taxes                         152.8       123.4       82.8        96.6        7.9       10.3       12.8        4.6
Income tax expense              59.8        46.9       32.1        36.4        2.9        3.6        4.5        (.1)
                              ------      ------     ------       ------     -----      -----     ------     ------
Net income                    $ 93.0      $ 76.5     $ 50.7       $ 60.2     $ 5.0      $ 6.7     $  8.3     $  4.7
                              ======      ======     ======       ======     =====      =====     ======     ======

Percentage contribution        281.0%       44.6%     153.2%        35.1%     15.1%       3.9%      25.1%       2.7%
Return on assets                1.27        1.10       1.62         1.88      1.46       1.95      22.62      13.74
Return on equity (b)           23.65       20.68      34.31        40.07     36.01      48.25     418.44     236.95
Average assets               $14,769     $14,011     $6,319       $6,443     $ 691      $ 692     $   74     $   69
Average equity (b)               793         746        298          303        28         28          4          4

                                  Independence              Corporate             Total
                              ------------------     -------------------    -----------------
                               1994        1993       1994(c)    1993(a)      1994      1993(a)
                              ------      ------     ---------  --------    -------   ---------

Net interest income           $ 55.3      $ 54.8        $ 32.3    $ 29.9    $ 689.1     $ 667.0
Provision for loan
 losses                          4.9         6.5         132.9       1.8      196.9        61.5
Non-interest income             12.5        13.5          19.8      17.2      288.0       270.2
Non-financial expenses          44.5        45.9         126.1      26.8      712.4       606.4
                              ------      ------        ------    ------    -------     -------
Income before income
 taxes                          18.4        15.9        (206.9)     18.5       67.8       269.3
Income tax expense               6.4         4.8         (71.0)      6.0       34.7        97.6
Net income                    ------      ------       -------    ------    -------     -------
                              $ 12.0      $ 11.1       $(135.9)   $ 12.5    $  33.1(d)  $ 171.7(d)
                              ======      ======       =======    ======    =======     =======

Percentage contribution         36.3%        6.5%       (410.7)%     7.2%     100.0%      100.0%
Return on assets                 .95         .85         (8.10)      .65        .24(d)     1.25(d)
Return on equity (b)           11.10       10.61        (27.91)     2.98       2.87(d)    16.19(d)
Average assets                $2,541     $ 2,626       $ 3,383    $3,851    $27,777     $27,692
Average equity (b)               218         211           982       846      2,323       2,138

(a)  Restated to include Constellation.
(b) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets. Equity for Independence reflects that entity's legal equity.
(c) Includes $120.0 million in the provision and $75.0 million in other operating expenses related to the Constellation acquisition, and $25.0 million in the provision and $33.7 million in other operating expenses related to the Independence acquisition.
(d) Based on income before cumulative effect of a change in accounting principle.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued


BUSINESS LINE RESULTS - continued
- ---------------------
    Corporate overhead, processing and support costs are allocated along with the impact of balance sheet management and hedging activities of CoreStates. A matched maturity transfer pricing system is used to allocate interest income and interest expense. The loan loss provision and allowance for loan losses are allocated based on an expected normalized credit environment. All business lines are allocated equity based on regulatory risk-based capital guidelines as well as each business line's fixed assets and other capital investment requirements. Intangible assets and associated costs are also allocated to relevant business units. The development of these allocation methodologies is a continuous process at CoreStates. Business line results can change as a result of improvements to the underlying allocation methodologies.

    The Corporate category includes the income and expense impact of: unallocated equity; unallocated loan loss reserves and provision; unusual or non-recurring items not attributable to the operating activities of the major business areas; emerging business activities not directly related to the four major business areas; and miscellaneous items.

    Wholesale Banking is organized into six business lines: Corporate and Institutional Banking; Investment Banking; Cash Management; International Banking; Corporate Middle Market; and Specialized Finance. Net income for the second quarter was $49.5 million, or 24.7% above the second quarter of 1993, while June year-to-date net income was $93.0 million, or 21.6% above last year. These increases were due primarily to strong growth in net interest income and non-interest income. Net interest income was 8.5% above second quarter 1993 and 6.9% above 1993 year-to-date. This improvement was due to lower non-performing loans, higher loan and deposit volumes and interest received on factoring volumes. Average loan volume was above 1993 by 8.3% for the quarter and 8.8% year-to-date. Year-to-date average non-performing loans significantly declined 19.8% from 1993. Non interest income was above 1993 levels by 8.3% and 10.5% for the second quarter and year-to-date, respectively. This was primarily due to increases in service charges on deposits, fees for international services and securities gains. Non-financial expenses were 1.0% below the second quarter of 1993 and .9% below 1993 on a year-to-date basis.

    Consumer Financial Services includes the following business lines: Community Banking, Specialty Products and Mortgage Banking. Specialty Products ("SPG") includes Credit Card, Student Lending, Synapsys and CardLinx. Community Banking's 1993 results include five Virgin Islands branches and related operations areas, all of which were sold on September 30, 1993. From a net operating earnings standpoint, the impact of the Virgin Islands was insignificant and the following discussion excludes the Virgin Islands to facilitate a meaningful review of the operating trends of the remaining businesses.

Net income for the second quarter was $26.5 million, or $5.1 million below the second quarter of 1993, excluding the Virgin Islands, while June year-to-date net income was $50.6 million, or $9.9 million below 1993.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

Net interest income increased $5.0 million and $4.7 million for the quarter and year-to-date, respectively, when compared to the prior year. For the quarter, growth of $6.1 million in the SPG margin was fueled by an increase of over 20% in credit card outstandings. In Community Banking, declines in loan outstandings resulting from portfolio sales were almost entirely offset by improving deposit spreads during the second quarter of 1994. On a year-to-date basis, the $4.7 million margin improvement represents an increase of $12.7 million, or 22.6% at SPG. This was partially offset by an $8.0 million decrease in Community Banking net interest income. Community Banking's results reflect not only the asset sales previously noted, but also reduced deposit spreads in the first quarter of 1994.

The loan loss provision increased by $2.0 million and $3.6 million for the quarter and year-to-date, respectively, in conjunction with the growth in credit card outstandings.

Non-interest income of $39.0 million for the second quarter reflects a decline of $3.5 million from 1993. In Community Banking, double-digit growth in most basic fee sources, including service charges on deposits, third party appointment fees, automated teller machine revenues and auto leasing fees were more than offset by declines in loan securitization gains and a slowdown in mortgage origination activity. For the year-to-date, total non-interest income was virtually flat. Again, significant improvement in Community Banking fees was offset by lower mortgage revenues.

Non-financial expenses for the group grew by $6.8 million, or 5.6% for the quarter and $15.9 million, or 6.5% for the year-to-date in comparison to 1993. SPG expenses grew by 20.6% for the quarter and 23.4% over the first six months, primarily as the result of aggressive marketing efforts in 1994 to increase the credit card portfolio. Excluding SPG, total expenses for the group grew by only 2.6% for the quarter and 3.3% year-to-date. This reflects management's ongoing efforts to control costs as well as efficiencies realized from the Constellation acquisition.

    Trust and Investment Management is organized into four business lines:
Institutional Trust; Personal Trust; Private Banking; and Investment Management. Net income of $2.2 million for the second quarter was down $1.3 million, or 37.1% from the second quarter of 1993, while net income of $5.0 million year-to-date was down $1.7 million, or 25.4% from 1993. The decline in net income for the quarter is due primarily to a 1.3% decline in net interest income and a 6.7% decline in non-interest income. The decline in net income year-to-date is due to a 3.2% decline in net interest income and a 5.2% decline in non-interest income, partially offset by a 1.1% decline in non-financial expenses. The decline in net interest income was due to soft loan demand and narrower spreads in Private Banking as well as lower balance credits. Bond refunding levels of early 1993 have not been repeated in 1994 thus reducing the level of balances that generate credits in Institutional Trust. The decline in non-interest income from the second quarter and year-to-date versus 1993 is related to weak fee growth in the Personal Financial Services and Institutional businesses. Fee growth for the quarter and year-to-date continues to be hampered by lower than anticipated new business and declines in the financial markets. Fee growth in Investment Services partially offset the declines in the Personal Financial Services and Institutional businesses, due in part to asset growth in the CoreFund family of Mutual Funds. Asset growth in the CoreFund family of Mutual Funds for the quarter and year-to-date was 2.6% and 2.3%, respectively, above 1993.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

    Electronic Payment Services, Inc. includes the following business lines: the MAC automated teller machine ("ATM") network and POS processing. The MAC and POS business line were contributed to Electronic Payment Services, Inc. ("EPS") on December 4, 1992, a joint venture that combines the separate consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Bank Corp and Society Corporation into the nation's leading provider of ATM and POS processing services. The exchange generated a deferred gain of approximately $136 million.

    In December, 1993, CoreStates and EPS mutually agreed to enter into a recapitalization of EPS involving the EPS preferred stock held by CoreStates. In exchange for substantially all of the preferred stock, CoreStates received from EPS a ten-year 6.45% note providing for equal principal payments over the life of the note. The recapitalization does not affect the amount of the deferred gain, generated in the contribution of the business lines, but changes the timing of the deferred gain income recognition from a five-year period beginning in 1996 to a ten-year period beginning in 1994.

    Net income totalled $4.1 million for the quarter and $8.3 million year-to-date. This represents increases of $1.7 million and $3.6 million for the quarter and year-to-date, respectively versus 1993. Most of the current quarter and year-to-date increase from the prior year is due to recognition of the deferred gain. The 1994 results include non-interest income from CoreStates 31% equity interest, recognition of the deferred gain, and income on the $250 million promissory note, partly offset by an interest carrying charge of $1.4 million on the net investment in EPS. Loss of prior year's favorable tax treatment on the preferred dividends is offset by higher income recognition on the $250 million promissory note.

    Independence net income for the second quarter of 1994 was $6.1 million, or 5.2% above 1993, while June year-to-date was $12.0 million, or 8.1% above 1993. Net interest income increased $.5 million, or 1.8% over the second quarter of 1993 and $.5 million, or .9% year-to-date versus 1993. Non-interest income decreased $.9 million, or 13% for the quarter and $1.0 million, or 7.4% year-to-date due to the reduction in gains on sales of mortgages caused by lower refinance activity due to higher mortgage rates. Non-financial expenses were below 1993 levels by $1.5 million, or 6.5% for the second quarter, and by $1.4 million or 3.0% for the year-to-date due to the curtailment of new expenditures in anticipation of the merger.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME
- -------------------

    The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the second quarter of 1994 was $355.1 million, an increase of $16.7 million, or 4.9%, from the second quarter of 1993. The net interest margin at 5.86% improved 26 basis points from the second quarter of 1993. The increase in the level of taxable equivalent net interest income and the net interest margin were primarily a result of: wider interest rate spreads as the rates earned on domestic loans increased 23 basis points from the second quarter of 1993, a $714 million increase in average domestic loan volume, a $433 million increase in non-interest bearing funding, and a lower level of non-performing assets.

    Taxable equivalent net interest income for the second quarter of 1994 increased $21.1 million, or 6.3%, compared to the first quarter of 1994. This increase was principally attributable to the impact of wider interest rates spreads, as the rates earned on domestic loans increased 36 basis points and the impact of one more day in the quarter, which resulted in approximately a $1.6 million increase in net interest income.

    For the six-month period ended June 30, 1994, taxable equivalent net interest income increased $22.1 million, or 3.3%, from the comparable period in 1993. This increase principally reflects: wider interest rate spreads as the rates paid on domestic deposits decreased 39 basis points, while the rates earned on domestic loans decreased only 9 basis points, a $609 million increase in non-interest bearing funding, and an $863 million increase in average domestic loan volume.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------

    The following tables compare taxable equivalent net interest income for the three months ended June 30, 1994 versus the second quarter of 1993 and the first quarter of 1994, respectively and the six months ended June 30, 1994 versus the six months ended June 30, 1993 (in millions):

Taxable Equivalent
Net Interest Income
- -------------------
                                   Three Months Ended             Increase (decrease)
                                 -----------------------        -----------------------
                              June 30,  June 30,    Mar. 31,    June 1994/  June 1994/
                               1994       1993        1994      June 1993   Mar. 1994
                             --------  -----------  --------    ---------   ---------

Total interest income         $474.0       $461.5    $449.2        $12.5       $24.8
Tax equivalent adjustment        5.4          6.7       5.6         (1.3)        (.2)
                              ------       ------    ------        -----       -----
Tax equivalent interest
 income                        479.4        468.2     454.8         11.2        24.6
Total interest expense         124.3        129.8     120.8         (5.5)        3.5
                              ------       ------    ------        -----       -----
Taxable equivalent net
 interest income              $355.1       $338.4    $334.0        $16.7       $21.1
                              ======       ======    ======        =====       =====

Interest rate spread            5.11%        4.88%     4.82%
                              ======       ======    ======

Net interest margin             5.86%        5.60%     5.56%
                              ======       ======    ======
                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                                   Increase
                                                           1994        1993       (decrease)
                                                        ----------  ----------    ----------
Total interest income                                    $923.2       $920.7       $  2.5
Tax equivalent adjustment                                  11.0         13.3         (2.3)
                                                         ------       ------       ------
Tax equivalent interest income                            934.2        934.0           .2
Total interest expense                                    245.1        267.0        (21.9)
                                                         ------       ------       ------
Tax equivalent net
 interest income                                         $689.1       $667.0       $ 22.1
                                                         ======       ======       ======

Interest rate spread                                       4.96%        4.86%
                                                           ====         ====

Net interest margin                                        5.71%        5.60%
                                                           ====         ====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NET INTEREST INCOME - continued
- -------------------------------

The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

                               Increase (decrease) in interest   Increase (decrease) in interest   Increase (decrease) in interest
                             ---------------------------------   -------------------------------   ---------------------------------
                                     Three Months Ended                Three Months Ended                Six Months Ended
                                     June 30, 1994/1993             June 30, 1994/March 31, 1994      June 30, 1994/June 30, 1993
                             ---------------------------------   -------------------------------   ---------------------------------

                              Income/ Change attributable to      Income/ Change attributable to    Income/ Change attributable to
                                      ----------------------              ----------------------            ----------------------
                               expense      Volume      Rate       expense      Volume       Rate      expense    Volume     Rate
                             -----------  ----------  ---------  -----------  ----------  -----------  --------  ---------  -------
Interest earning assets
- ---------------------------
Time deposits-Eurodollars        $   .1      $   .6      $ (.5)       $(3.2)      $ 1.1        $(4.3)   $  2.0     $ (1.5)  $  3.5
Investment securities             (15.6)      (10.2)      (5.4)          .1        (3.6)         3.7     (31.1)     (30.8)     (.3)
Federal funds sold                  (.2)        (.5)        .3         (1.3)       (1.5)          .2        .5        (.7)     1.2
Trading account securities
Loans:
  Domestic                         26.2        16.6        9.6         28.0         4.7         23.3      28.8       80.8    (52.0)
- -  Foreign                           .7          .2         .5          1.0          .4           .6                   .3      (.3)
                                 ------      ------      -----        -----       -----        -----    ------     ------   ------
    Total interest income          11.2         6.7        4.5         24.6         1.1         23.5        .2       48.1    (47.9)
                                 ------      ------      -----        -----       -----        -----    ------     ------   ------
Interest bearing funds
- ---------------------------
Deposits:
  Domestic                        (11.6)       (2.5)      (9.1)        ( .1)        (.7)          .6     (32.4)     (13.0)   (19.4)
  Overseas                          (.5)         .4       ( .9)        (4.5)         .3         (4.8)      2.8         .4      2.4
Funds borrowed:
  Federal funds purchased          (1.7)       (3.6)       1.9          1.4         (.6)         2.0      (2.0)      (8.8)     6.8
  Other                             6.1         2.6        3.5          4.3         1.5          2.8       9.1       11.3     (2.2)
Long-term debt                      2.2         2.9       ( .7)         2.4          .4          2.0        .6       12.1    (11.5)
                                 ------      ------      -----        -----       -----        -----    ------     ------   ------
  Total interest expense           (5.5)        (.2)      (5.3)         3.5          .9          2.6     (21.9)       2.0    (23.9)
                                 ------      ------      -----        -----       -----        -----    ------     ------   ------

Net interest income              $ 16.7      $  6.9      $ 9.8        $21.1       $  .2        $20.9    $ 22.1     $ 46.1   $(24.0)
- ---------------------------      ======      ======      =====        =====       =====        =====    ======     ======   ======

- - Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

- -  Non-performing loans are included in interest earning assets.

- -  The changes in interest expense on domestic time deposits attributable to
   volume and rate are adjusted by specific reserves   as average balances are
   reduced by such reserves for purposes of rate calculations.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NET INTEREST INCOME - continued
- -------------------------------


    The effect of cash basis and other non-performing loans on interest income and net interest income for the three and six-month periods ended June 30, 1994 and 1993 was as follows (in millions):

                                                    Three                 Six
                                                 Months Ended        Months Ended
                                                   June 30,            June 30,
                                          --------------------------  ------------
                                              1994          1993      1994   1993
                                          ------------  ------------  -----  -----

Interest income due on non-performing
  loans in accordance with their original
  terms                                      $ 5.4       $ 8.4        $13.9  $16.6
Interest income on non-performing loans
  reflected in total interest income           6.0         4.0         10.1    8.9
                                             -----       -----        -----  -----

Net reduction in interest income             $(0.6)      $ 4.4        $ 3.8  $ 7.7
                                             =====       =====        =====  =====

                                                                         Page 25
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------

    Excluding the $25.0 million merger-related provision recorded by Independence, the provision for loan losses for the second quarter of 1994 was $5.8 million lower than the provision for the prior year second quarter. The decrease in the loan loss provision resulted primarily from an improving outlook for credit quality and continuing improvements in credit quality indicators, including a 33.5% decline in non-performing assets from June 30, 1993.

    Net loan charge-offs of $140.3 million in the second quarter of 1994 included $103.1 million of net charge-offs related to problem assets acquired with Constellation. The Constellation charge-offs related to actions taken in connection with the change in strategic direction including a bulk sale of $62 million of real estate loans.

    The following table presents an analysis of changes in the allowance for loan losses for the three and six-month periods ended June 30, 1994 and 1993 (in millions):

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       --------------------  ------------------
                                         1994       1993       1994      1993
                                       ---------  ---------  --------  --------

Balance at beginning of period          $ 565.6    $ 449.5   $ 450.8    $442.3
Allowance for loans sold at
  date of sale                                         (.4)                (.4)
Provision charged to operating expense     50.0       30.9     196.9      61.5
Loan charge-offs                         (156.6)     (46.5)   (202.1)    (96.5)
Recoveries of loans previously
 charged off                               16.3       19.2      29.7      45.7
                                        -------    -------   -------    ------
   Net loan charge-offs                  (140.3)     (27.3)   (172.4)    (50.8)
                                        -------    -------   -------    ------
Balance at end of period                $ 475.3    $ 452.7   $ 475.3    $452.6
                                        =======    =======   =======    ======


Ratios:
Net charge-offs (annualized) as a
  percentage of average total loans        2.84%       .58%     1.76%      .54%
                                        =======    =======   =======    ======

Allowance for loan losses as a
  percentage of loans at end of period     2.43%      2.32%
                                        =======    =======

Allowance for loan losses as a
 percentage of non-performing loans       179.5%    123.96%
                                        =======    =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES -- Continued
- ---------------------------------------

    The following tables reflect the distribution of net loan charge-offs by loan type for the three and six-month periods ended June 30, 1994 and 1993 (in millions):

                                              Three Months Ended              Three Months Ended
                                                 June 30, 1994                   June 30, 1993
                                          ----------------------------  ------------------------------
                                                                % of                            % of
                                                     % of       Total                % of      Total
                                           Net     Average       Net      Net      Average      Net
                                          Charge-   Loan       Charge-   Charge-    Loan      Charge-
                                           offs    Type(1)      offs      offs     Type(1)      offs
                                          ------  ----------  --------  --------  ----------  --------
Domestic:
  Commercial, industrial and other        $ 49.3      2.2%       35.1%    $14.0        .7%       51.3%
  Real estate:
    Construction and development loans       2.6      3.0         1.9       1.7       1.6         6.2
    Other                                   77.7      5.1        55.4      10.9        .7        39.9
  Consumer:
    Credit Card                              7.1      2.4         5.0       6.4       2.7        23.4
    Installment                              3.6      1.1         2.6       2.0        .5         7.3
  Other (2)                                                                 (.9)      (.2)       (3.2)
                                          ------                -----     -----                 -----
    Total domestic                         140.3      2.9       100.0      34.1        .7       124.9
                                          ------                -----     -----                 -----
 Foreign (3)                                                               (6.8)     (5.2)      (24.9)
                                                                -----               -----
    Total net charge-offs                 $140.3      2.8%      100.0%    $27.3        .6%      100.0%
                                          ======      ===       =====     =====     =====       =====
                                               Six Months Ended              Six Months Ended
                                                June 30, 1994                 June 30, 1993
                                          ---------------------------   ------------------------------
                                                               % of                            % of
                                                    % of       Total                % of      Total
                                            Net   Average       Net      Net      Average      Net
                                          Charge-  Loan       Charge-   Charge-    Loan       Charge-
                                           offs   Type(1)      offs      offs     Type(1)      offs
                                          ------  -------     -------   -------   -------     -------
Domestic:
  Commercial, industrial and other        $ 66.7    1.5%       38.7%     $16.1       .4%       31.7%
  Real estate:
    Construction and development             3.9    2.2         2.3        3.7      1.6         7.3
    Other                                   83.4    2.7        48.3       23.1       .7        45.5
  Consumer:
    Credit Card                             13.2    2.2         7.7       12.1      2.5        23.8
    Installment                              5.0     .8         2.9        3.3       .5         6.5
  Other (2)                                   .2                 .1
                                          ------              -----      -----
    Total domestic net charge-offs         172.4    1.8       100.0       58.3       .6       114.8
                                          ------              -----      -----                -----
 Foreign (3)                                                              (7.5)    (2.9)      (14.8)
                                          ------              -----      -----                -----
    Total net charge-offs                 $172.4    1.8%      100.0%     $50.8       .5%      100.0%
                                          ======    ===       =====      =====    =====       =====

- -------------------------------------------
(1)  Annualized.
(2)  Includes loans to financial institutions and lease financing.
(3) Reflects net recoveries on LDC assets of $6.8 million for the three months ended June 30, 1993 and $7.5 million for the six months ended
     June 30, 1993.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
- ------------------------------------------------

    Total non-performing assets at June 30, 1994 decreased $86.6 million, or 19.7%, from December 31, 1993. Most of the decrease from December 31, 1993 was in the real estate category, which decreased $63.9 million primarily due to the bulk sale of Constellation loans and OREO, and the $28 million addition to the OREO reserve during the first quarter of 1994. The commercial and industrial loan portfolio declined by $38.4 million mostly due to loan charge-offs against the Constellation portfolio.

The following table summarizes non-performing assets at June 30, 1994 and December 31, 1993 (in millions):

                                                 June 30,          December 31,
                                                   1994                1993
                                                 --------          -----------
Non-accrual loans                                 $260.9             $246.7
Renegotiated loans                                   3.9               56.5
                                                  ------             ------
    Total non-performing loans                     264.8              303.2
Other real estate owned ("OREO"):
  Acquired through foreclosure                      63.1               90.9
  In-substance foreclosure                          19.3               38.4
  Property formerly used in
    banking operations                               4.9                6.2
                                                  ------             ------
    Total other real estate owned                   87.3              135.5
                                                  ------             ------
Total non-performing assets                       $352.1             $438.7
                                                  ======             ======

  The following table reflects the distribution of non-performing assets by loan type at June 30, 1994 and December 31, 1993 (in millions):

                                          June 30, 1994      December 31, 1993
                                      ---------------------  ------------------
                                                      % of                % of
                                           Non-       Loan      Non-      Loan
Domestic:                               performing    Type   performing   Type
                                      --------------  -----  -----------  -----
  Commercial, industrial and other:
    HLTs                                     $  5.1    1.0%      $  5.1    1.1%
    Other                                      87.3    1.1        117.6    1.5
                                             ------              ------
      Total commercial, industrial
       and other                               92.4    1.1        122.7    1.5
                                             ------              ------
  Real estate:
    Construction and development
     loans                                     16.6    5.6         19.7    5.4
    Other loans                               145.2    2.4        157.8    2.5
    Other real estate owned                    87.3               135.5
                                             ------              ------
      Total real estate                       249.1    2.6        313.0    2.7
                                             ------              ------
  Consumer                                      1.1    1.0
                                                                 ------
  Other domestic loans(1)                       9.3     .7          1.8     .1
                                             ------              ------
      Total domestic non-performing
       assets                                 351.9    1.9        438.5    2.3
                                             ------              ------
Foreign loans                                    .2                  .2
                                             ------              ------
      Total non-performing assets(2)         $352.1    1.8%      $438.7    2.2%
                                             ======    ===       ======    ===

    % Total assets                              1.3%                1.5%
                                                ===                 ===
- -------------------------------------------------------------------------------

(1)Includes loans to financial institutions and lease financing.
(2)Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $48 million and $53 million at June 30, 1994 and December 31, 1993, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - continued
- ------------------------------------------------

    The following table summarizes the components of the quarterly change in non-performing assets for 1994 (in millions):

                                               Quarter
                                             -----------               Six
                                             First  Second            Months
                                             -----  ------            ------
  Beginning balance                          $439   $ 501             $ 439
  Additions                                   132     125               257
  Return to accrual                           (15)    (37)              (52)
  Payments                                    (26)   (102)             (128)
  Charge-offs                                 (29)   (134)             (163)
                                             ----   -----             -----
   Net change                                  62    (148)              (86)
                                             ----   -----             -----
  Ending balance                             $501   $ 353             $ 353
                                             ====   =====             =====

NON-INTEREST INCOME
- -------------------

    Total non-interest income for the second quarter of 1994 increased $1.7 million, or 1.2%, from the second quarter of 1993. Excluding the impact of securities gains, non-interest income decreased $2.1 million, or 1.5% compared to the prior year second quarter. This 1.5% decrease results principally from a $1.6 million, or 6.2% decrease in trust income and a $9.0 million, or 27.9% decrease in other operating income reflecting a $5.0 millon gain recorded on the prepayment of long-term debt in the second quarter of 1993. However, the second quarter of 1994 does reflect continuing increases in revenues from CoreStates' fee-based businesses other than trust including a $1.5 million, or 3.4%, increase in service charges on deposit accounts and a $2.2 million, or 13.0%, increase in fees for international services. Also contributing to the second quarter of 1994 was income related to CoreStates' investment in Electronic Payment Services, Inc. ("EPS"). That investment was restructured in December 1993, adding $3 million to revenue each quarter for the next ten years, representing recognition of deferred gains from CoreStates' contribution of its former electronic payment services businesses to EPS.

    Investment securities gains in the second quarter of 1994 were $3.0 million compared to $.7 million of losses in the prior year second quarter. The second quarter of 1994 includes gains of $4.6 million recorded on sales of certain bank stock investments. The prior year second quarter principally reflects the net losses recorded on domestic equity investments.

    For the six-month period ended June 30, 1994, non-interest income increased $17.8 million, or 6.6% from the comparable prior year period. Excluding the impact of gains on investment securities, year-to-date non-interest income increased $10.0 million, or 3.7%. For the 1994 six-month period, service charges on deposit accounts increased $4.9 million, or 5.6%, and fees for international services increased $4.9 million, or 15.0%, both volume related. Other operating income decreased $6.7 million, or 11.6% from the same period last year. This decrease principally reflects the $5.0 million gain on prepayment of long-term debt included in the second quarter of 1993.

    Investment securities gains for the six-month period ended June 30, 1994 were $9.9 million compared to $2.2 million in the same period last year. Year-to-date 1994 investment securities gains include $5.0 million recorded on sales of certain investments acquired with Constellation and $4.6 million in gains on sales of certain bank stock investments. Prior year investment securities gains principally reflected net gains recorded on foreign equity securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
- ------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued
- ----------------------------------------------------------

NON-FINANCIAL EXPENSES
- ----------------------

    Total non-financial expenses were $341.1 million in the second quarter of 1994, an increase of $35.8 million, or 11.7% from the second quarter of 1993, primarily reflecting $33.7 million in merger-related charges for the Independence acquisition. Excluding the merger-related charges, non-financial expenses increased less than 1%. For the six-month period ended June 30, 1994, non-financial expenses increased $106.1 million or 17.5%. Excluding the impact of merger-related costs of $75.0 million for the Constellation acquisition in the first quarter and $33.7 million for the Independence acquisition in the second quarter, non-financial expenses decreased 0.4%, reflecting CoreStates' emphasis on expense management.


CAPITAL MANAGEMENT
- ------------------

    CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at June 30, 1994 under risk-based capital guidelines was $2.1 billion, or 9.0% of risk-weighted assets, for Tier I capital and $3.1 billion, or 13.1%, for total risk-based capital. Tier I capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier I capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at June 30, 1994 are above the risk-based capital standards that require all banks to have Tier I capital of at least 4% and total capital of 8%.

    Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets), CoreStates had a leverage ratio of 7.6% at June 30, 1994. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial, or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
- ------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued


    Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at June 30, 1994 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.

                                      Regulatory Capital Ratios           Total
                             -------------------------------------------
                                Tier I        Total         Leverage      Assets
                             ------------  ------------  ---------------  ------
                                                                     ($ in billions)

CoreStates Bank, N.A.            8.6%         11.0%            7.5%       $17.4
New Jersey National Bank         8.3          11.3             5.5          6.5
CoreStates Bank of
 Delaware, N.A.                 12.2          13.5            12.6           .6
Bucks County Bank               10.0          11.3             7.6          1.1
Cheltenham Bank                 13.5          14.7             9.2           .5
Lehigh Valley Bank              12.3          13.6             9.7           .5
Third National Bank and
 Trust Company of Scranton      10.6          11.7             8.6           .4

    CoreStates' dividend on its common stock was $.30 per share in the second quarter of 1994 and $.27 in the second quarter of 1993, both reflecting the Stock Dividend. The common dividend payout ratio was 41.7% for the second quarter of 1994 excluding the impact of merger-related charges, compared to 42.9% for the second quarter of 1993.


LIQUIDITY AND INTEREST RATE SENSITIVITY
- ---------------------------------------

    CoreStates manages its sources of liquidity by participating in diversified funding markets and by restructuring the maturities of its portfolio of investment securities and short-term discretionary assets. To manage interest sensitivity, CoreStates utilizes discretionary investment and funding instruments as well as various types of derivative instruments such as futures contracts, interest rate swaps, options on interest rate swaps and interest rate caps. These latter techniques are used principally to stabilize the margin generated from relationship products. In addition, CoreStates purchases options and uses forward rate locks to hedge the price sensitivity of assets slated for sale. CoreStates monitors the interest rate sensitivity posture of the institutions with which CoreStates has agreed to merge. These postures are considered when CoreStates evaluates its overall risk. CoreStates currently maintains a well balanced interest rate sensitivity posture with limited exposure to interest rate changes in either direction.

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND
RATES

                                                                        Six Months Ended
                                                   ----------------------------------------------------------
                                                            June 30, 1994               June 30, 1993
                                                   --------------------------    ----------------------------
                                                    Average             Income/    Average           Income/
                                                    balance     Rate    expense    balance    Rate   expense
                                                   ----------  ------  ----------  --------  ------  --------
                                                    (000,000)             (000)    (000,000)           (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally Eurodollars (a).......  $   1,397    3.80%  $  26,345   $ 1,440    3.41%  $ 24,354
Investment securities (b):
  U.S. Government................................      2,315    4.95      56,795     2,785    6.13     84,631
  State and municipal............................        393    7.72      15,160       445    8.21     18,270
  Other..........................................        467    5.53      12,808       427    6.13     12,981
                                                   ---------           ---------   -------           --------
      Total investment securities................      3,175    5.38      84,763     3,657    6.39    115,882
Federal funds sold...............................        181    4.07       3,652       203    3.15      3,168
Trading account securities.......................          2    6.90          69         1    6.20         31
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial and other.............      8,060    8.01     319,990     7,162    8.04    285,582
    Real estate..................................      6,527    7.94     257,011     6,885    8.08    276,037
    Consumer.....................................      2,514   11.57     144,297     2,324   12.08    139,219
    Financial institutions.......................        611    8.12      24,592       671    6.41     21,330
    Factoring receivables........................        570    9.92      28,027       510    9.93     25,110
    Lease financing..............................        755    8.33      31,456       622    9.40     29,229
  Foreign........................................        556    5.10      14,073       550    5.17     14,092
                                                   ---------           ---------   -------           --------
      Total loans, net of discounts..............     19,593    8.43     819,446    18,724    8.51    790,599
                                                   ---------           ---------   -------           --------
      Total interest earning assets (d)..........  $  24,348    7.74     934,275   $24,025    7.84    934,034
                                                   =========   -----   ---------   =======   -----   --------

FUNDING SOURCES
- ---------------
Interest bearing liabilities (b):
  Deposits in domestic offices (e):
    Commercial...................................  $     276    3.64       4,976   $   447    3.74      8,294
    NOW accounts.................................      1,882     .53       4,677     1,784    1.11      8,863
    Money Market Accounts........................      4,074    2.09      42,176     4,153    2.14     43,914
    Consumer savings.............................      3,072    1.19      18,157     2,945    1.65     24,167
    Consumer certificates........................      4,181    4.16      86,290     4,690    4.45    103,438
  Time deposits of overseas branches and
    subsidiaries.................................        747    3.39      12,562       732    2.69      9,747
                                                   ---------           ---------   -------           --------
      Total interest bearing deposits............     14,232    2.41     168,838    14,751    2.75    198,423
  Short-term funds borrowed:
    Federal funds purchased......................        937    3.59      16,662     1,222    3.07     18,630
    Commercial paper.............................        653    3.65      11,831       618    3.15      9,652
    Other........................................        371    6.04      11,106       111    7.58      4,175
                                                   ---------           ---------   -------           --------
      Total short-term funds borrowed............      1,961    4.07      39,599     1,951    3.35     32,457
  Long-term debt (f).............................      1,608    4.61      36,725     1,385    5.29     36,182
                                                   ---------           ---------   -------           --------
      Total interest bearing liabilities.........     17,801    2.78     245,162    18,087    2.98    267,062
Portion of non-interest bearing funding sources..      6,547                         5,938
                                                   ---------           ---------   -------
      Total funding sources......................  $  24,348    2.03     245,162   $24,025    2.24    267,062
                                                   =========   -----   ---------   =======   -----   --------
Net interest income and net interest margin......               5.71%  $ 689,113              5.60%  $666,972
                                                               =====   =========             =====   ========
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash.............................................  $   2,338                       $ 2,275
Allowance for loan losses........................       (527)                         (457)
Other assets.....................................      1,618                         1,849
                                                   ---------                       -------
  Total non-interest earning assets..............  $   3,429                       $ 3,667
                                                   =========                       =======

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES -- continued

                                                                        Six Months Ended
                                                     -------------------------------------------------------
                                                            June 30, 1994                  June 30, 1993
                                                     ----------------------------  -------------------------
                                                      Average            Income/    Average          Income/
                                                      balance    Rate    expense    balance   Rate   expense
                                                     ----------  -----  ----------  --------  -----  -------
                                                      (000,000)            (000)    (000,000)         (000)
NON-INTEREST BEARING FUNDING SOURCES
Demand deposits:
  Domestic.........................................  $   5,774                      $ 5,624
  Foreign..........................................        392                          358
Other liabilities..................................      1,487                        1,485
Shareholders' equity...............................      2,323                        2,138
Non-interest bearing funding sources used to fund
  earning assets...................................     (6,547)                      (5,938)
                                                     ---------                      -------
      Total net non-interest bearing funding
        sources....................................  $   3,429                      $ 3,667
                                                     =========                      =======
SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits................................  $   4,533                      $ 4,482
Net Federal funds purchased........................        756   3.47%  $  13,010     1,019   3.06%  $15,462
Commercial certificates of deposit in domestic
  offices over $100,000............................        253   3.57       4,485       385   3.58     6,826
Average prime rate.................................              6.33                         6.00

(a)  Yields and income on deposits include net Eurodollar trading profits.
(b) The net impact of interest rate swaps is recognized as an adjustment to interest income or expense of the related hedged asset or liability.
(c)  Yields and income on loans include fees on loans.
(d)  Non-performing loans are included in interest earning assets.
(e) Average balances on time deposits in domestic offices are reduced by specified reserve amounts for purposes of rate calculations.
(f) Rates on long-term debt are based on average balances excluding average capital lease obligations

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND
RATES

                                                         Three Months Ended
                             -----------------------------------------------------------------------------
                                         June 30, 1994                          March 31, 1994
                             -------------------------------------   -------------------------------------
                              Average                    Income/     Average                   Income/
                              balance        Rate        expense     balance       Rate        expense
                             ----------  -------------  ----------  ----------  ----------  --------------
                              (000,000)                      (000)   (000,000)                       (000)
INTEREST EARNING ASSETS
- ---------------------------
Time deposits, principally
 Eurodollars (a)...........  $   1,445           3.21%  $  11,549   $   1,348        4.45%      $  14,796
Investment securities (b):
  U.S. Government..........      2,212           4.91      27,102       2,421        4.97          29,693
  State and municipal......        388           7.68       7,448         398        7.75           7,712
  Other....................        424           7.43       7,854         489        4.11           4,954
                             ---------                  ---------   ---------                   ---------
      Total investment
       securities..........      3,024           5.62      42,404       3,308        5.19          42,359
Federal funds sold.........        105           4.56       1,195         257        3.88           2,457
Trading account securities.          3           4.00          30           2        7.80              39
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial
     and other.............      8,189           8.32     169,902       7,905        7.70         150,088
    Real estate............      6,472           8.00     129,028       6,584        7.88         127,983
    Consumer...............      2,497          11.63      72,405       2,530       11.52          71,892
    Financial institutions.        628           8.96      14,028         619        6.92          10,564
    Factoring receivables..        605          10.08      15,202         536        9.70          12,825
    Lease financing........        770           8.39      16,144         739        8.29          15,312
  Foreign..................        571           5.30       7,545         541        4.89           6,528
                             ---------                  ---------   ---------                   ---------
      Total loans, net of
       discounts...........     19,732           8.62     424,254      19,454        8.24         395,192
                             ---------                  ---------   ---------                   ---------
      Total interest
       earning assets (d)..  $  24,309           7.91     479,432   $  24,369        7.57         454,843
                             =========          -----   ---------   =========       -----       ---------

FUNDING SOURCES
- ---------------------------
Interest bearing
 liabilities (b):
  Deposits in domestic
   offices (e):
    Commercial.............  $     272           3.90       2,644   $     280        3.38           2,332
    NOW accounts...........      1,866            .53       2,364       1,896         .53           2,313
    Money Market Accounts..      4,012           2.08      20,811       4,135        2.11          21,365
    Consumer savings.......      3,080           1.21       9,267       3,065        1.18           8,890
    Consumer certificates..      4,170           4.14      43,016       4,193        4.19          43,274
  Time deposits of
   overseas branches and
    subsidiaries...........        759           2.11       3,995         735        4.73           8,567
                             ---------                  ---------   ---------                   ---------
      Total interest
       bearing deposits....     14,159           2.34      82,097      14,304        2.49          86,741
  Short-term funds
   borrowed:
    Federal funds purchased        902           4.02       9,033         973        3.18           7,629
    Commercial paper.......        756           3.93       7,416         549        3.26           4,415
    Other..................        343           7.24       6,191         399        5.00           4,915
                             ---------                  ---------   ---------                   ---------
      Total short-term
       funds borrowed......      2,001           4.54      22,640       1,921        3.58          16,959
  Long-term debt (f).......      1,626           4.82      19,554       1,591        4.38          17,171
                             ---------                  ---------   ---------                   ---------
      Total interest
       bearing liabilities.     17,786           2.80     124,291      17,816        2.75         120,871
Portion of non-interest
 bearing funding sources...      6,523                                  6,553
                             ---------                  ---------   ---------                   ---------
      Total funding sources  $  24,309           2.05     124,291   $  24,369        2.01         120,871
                             =========          -----   ---------   =========       -----       ---------
Net interest income and
 net interest margin.......                      5.86%  $ 355,141                    5.56%       $333,972
                                                =====   =========                   =====       =========
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash.......................  $   2,353                              $   2,323
Allowance for loan losses..       (541)                                  (512)
Other assets...............      1,768                                  1,552
                             ---------                              ---------
  Total non-interest
   earning assets..........  $   3,580                              $   3,363
                             =========                              =========

                                    June 30, 1993
                            -----------------------------
                             Average            Income/
                             balance    Rate    expense
                            ---------  ------  ----------
                            (000,000)               (000)

INTEREST EARNING ASSETS
- ---------------------------
Time deposits, principally
 Eurodollars (a)...........  $ 1,369    3.35%  $  11,427
Investment securities (b):
  U.S. Government..........    2,826    5.89      41,488
  State and municipal......      446    8.21       9,151
  Other....................      409    7.17       7,310
                             -------           ---------
      Total investment
       securities..........    3,681    6.31      57,949
Federal funds sold.........      173    3.22       1,389
Trading account securities.        1    5.60          14
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial
     and other.............    7,368    7.93     145,704
    Real estate............    6,855    7.88     134,665
    Consumer...............    2,343   12.22      71,404
    Financial institutions.      687    6.00      10,274
    Factoring receivables..      552    9.84      13,536
    Lease financing........      642    9.32      14,961
  Foreign..................      557    4.96       6,891
                             -------           ---------
      Total loans, net of
       discounts...........   19,004    8.39     397,435
                             -------           ---------
      Total interest
       earning assets (d)..  $24,228    7.75     468,214
                             =======   -----   ---------

FUNDING SOURCES
- ---------------------------
Interest bearing
 liabilities (b):
  Deposits in domestic
   offices (e):
    Commercial.............  $   403    3.56       3,573
    NOW accounts...........    1,787    1.05       4,219
    Money Market Accounts..    4,112    2.09      21,348
    Consumer savings.......    3,013    1.53      11,528
    Consumer certificates..    4,552    4.32      49,011
  Time deposits of
   overseas branches and
    subsidiaries...........      693    2.60       4,487
                             -------           ---------
      Total interest
       bearing deposits....   14,560    2.63      94,166
  Short-term funds
   borrowed:
    Federal funds purchased    1,365    3.17      10,779
    Commercial paper.......      683    3.08       5,252
    Other..................      137    6.68       2,283
                             -------           ---------
      Total short-term
       funds borrowed......    2,185    3.36      18,314
  Long-term debt (f).......    1,393    5.00      17,364
                             -------           ---------
      Total interest
       bearing liabilities.   18,138    2.87     129,844
Portion of non-interest
 bearing funding sources...    6,090
                             -------
      Total funding sources  $24,228    2.15     129,844
                             =======   -----   ---------
Net interest income and
 net interest margin.......             5.60%  $ 338,370
                                       =====   =========
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash.......................  $ 2,236
Allowance for loan losses..     (460)
Other assets...............    1,811
                             -------
  Total non-interest
   earning assets..........  $ 3,587
                             =======

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES -- continued

                                                      Three Months Ended
                           --------------------------------------------------------------------------------------------------------
                                     June 30, 1994                          March 31, 1994                     June 30, 1993
                           ------------------------------------   -------------------------------------   -------------------------
                           Average                    Income/     Average                   Income/       Average           Income/
                           balance         Rate       expense     balance        Rate        expense      balance    Rate   expense
                           ---------      ------      ---------   ---------     ------    -------------   -------   -----   --------
                           (000,000)                    (000)     (000,000)                 (000)         (000,000)           (000)


NON-INTEREST BEARING
 FUNDING SOURCES
Demand deposits:
  Domestic.................  $ 5,745                                $ 5,805                               $ 5,659
  Foreign..................      412                                    372                                   367
Other liabilities..........    1,725                                  1,327                                 1,484
Shareholders' equity.......    2,221                                  2,412                                 2,167
Non-interest bearing
 funding sources used to
 fund earning assets.......   (6,523)                                (6,553)                               (6,090)
                              -------                                -------                               -------
      Total net
       non-interest
       bearing funding
        sources............  $ 3,580                                $ 3,363                               $ 3,587
                             =======                                =======                               =======

SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits........  $ 4,472                                $ 4,594                               $ 4,474
Net Federal funds purchased      797           3.94%  $   7,838         716        2.93%        $ 5,172     1,192    3.16%  $9,390
Commercial certificates of
 deposit in domestic
  offices over $100,000....      272           3.90       2,642         234        3.19           1,843       342    3.38    2,879
Average prime rate.........                    6.90                                6.02                              6.00

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


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
- ------

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

       11    Computation of Per Share Earnings

       12.1  Computation of Ratio of Earnings to Fixed Charges (Consolidated)

       12.2 Computation of Ratio of Earnings to Fixed Charges (Combined CoreStates Parent Company and CoreStates Capital Corporation)

   (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

       1.  Date of Report:    April 19, 1994
           ---------------
           Item(s) Reported: The information set forth in the earnings news ----------------- release of CoreStates Financial Corp.

       2.  Date of Report:    April 29, 1994
           ---------------
           Item(s) Reported: Reporting under Item 7 Consolidated Financial ----------------- Statements of Germantown Savings Bank.

       3.  Date of Report:    May 5, 1994
           ---------------
           Item(s) Reported: Reporting under Item 7 Consolidated Financial ----------------- Statements of CoreStates Financial Corp.

       4.  Date of Report:    May 5, 1994
           ---------------
           Item(s) Reported: Form 8-K/A, Amendment No.1 to Form 8-K dated ----------------- March 16, 1994 Reporting Consolidated Financial
                              Statements of Constellation Bancorp and
                              Subsidiaries and Restated Financial Information of
                              CoreStates Financial Corp and Subsidiaries.

       5.  Date of Report:    May 19, 1994
           ---------------
           Item(s) Reported: Reporting under Item 7 Consolidated Financial ----------------- Statements of Germantown Savings Bank.

       6.  Date of Report:    June 8, 1994
           ---------------
           Item(s) Reported: Reporting under Item 7 Consolidated Financial ----------------- Statements of Independence Bancorp, Inc.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
- ---------

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CORESTATES FINANCIAL CORP



Date:  August 12, 1994               By:/s/ Albert W. Mandia
                                     --------------------------------

                                     Albert W. Mandia
                                     Executive Vice President, Finance
                                     (Principal Accounting Officer)

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

EXHIBIT 11

STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
(in thousands, except per share amounts)

                                             Three Months Ended    Six Months Ended
                                                  June 30,             June 30,
                                             ------------------    ----------------
                                               1994      1993        1994    1993
                                             --------  --------    -------  -------
(A)   Income before cumulative effect of a
      change in accounting principle         $ 63,091  $ 91,391    $ 33,096 $ 171,672

      Cumulative effect of a change in
      accounting principle                                           (3,430)   (13,010)
                                             --------  ---------   --------   --------
(B)   Net Income                             $ 63,091  $ 91,391    $ 29,666   $158,662
                                             ========  ========    ========   ========

EARNINGS PER SHARE

Based on average common shares outstanding
- --------------------------------------------

(C)   Average shares outstanding              142,139   145,476     143,368    145,255
                                             ========  ========    ========   ========

(A/C) Income before cumulative effect of a
      change in accounting principle            $0.44     $0.63       $0.23      $1.18
                                                =====     =====       =====      =====

(B/C) Net Income                                $0.44     $0.63       $0.21      $1.09
                                                =====     =====       =====      =====
Based on average common and common
- ----------------------------------
equivalent shares outstanding
- -----------------------------

Primary:
(D)   Average common equivalent shares          1,165     1,769       1,097      1,877
                                                =====     =====       =====      =====
(E)   Average common and common
      equivalent shares (C + D)               143,304   147,245     144,465    147,132
                                              =======   =======     =======    =======

(A/E) Income before cumulative effect of a
      change in accounting principle (1)        $0.44     $0.62       $0.23      $1.17
                                                =====     =====       =====      =====
(B/E) Net Income (1)                            $0.44     $0.62       $0.21      $1.08
                                                =====     =====       =====      =====

Fully diluted:
(F)   Average common equivalent shares          1,068     2,017       1,014      2,032
                                                =====     =====       =====      =====
(G)   Average common and common
      equivalent shares (C + F)               143,207   147,493     144,382    147,326
                                              =======   =======     =======    =======

(A/G) Income before cumulative effect of a
      change in accounting principle (1)        $0.44     $0.62       $0.23      $1.17
                                                =====     =====       =====      =====
(B/G) Net Income (1)                            $0.44     $0.62       $0.21      $1.08
                                                =====     =====       =====      =====

- -------------------------------
(1)   Dilution is less than 3%.

EXHIBIT 12.1

COMPUTATION OF RATIO OF EARNINGS FROM CONTINUING OPERATIONS
TO FIXED CHARGES OF CONTINUING OPERATIONS

CONSOLIDATED

Six Months Ended June 30, 1994
- ------------------------------

1. Income from continuing operations before extraordinary items and
   income taxes....................................................   $ 56,635
                                                                      ========

2. Fixed charges of continuing operations:

   A. Interest expense (excluding interest on deposits),
      amortization of debt issuance costs and one-third of rental
      expenses, net of income from subleases.......................   $ 87,532

   B. Interest on deposits.........................................    168,838
                                                                      --------

   C. Total fixed charges (line 2A + line 2B)......................   $256,370
                                                                      ========

3. Income from continuing operations before extraordinary items and income taxes, plus total fixed charges of continuing operations:

   A. Excluding interest on deposits (line 1 + line 2A)............   $144,167
                                                                      ========

   B. Including interest on deposits (line 1 + line 2C)............   $313,005
                                                                      ========

4. Ratio of earnings (as defined) to fixed charges:

   A. Excluding interest on deposits (line 3A/line 2A).............       1.65x
                                                                          ====

   B. Including interest on deposits (line 3B/line 2C).............       1.22x
                                                                          ====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

EXHIBIT 12.2

COMPUTATION OF RATIO OF EARNINGS FROM CONTINUING OPERATIONS
TO FIXED CHARGES OF CONTINUING OPERATIONS

COMBINED CORESTATES (PARENT ONLY) AND CORESTATES CAPITAL CORPORATION

Six Months Ended June 30, 1994
- ------------------------------

1. Income before income taxes and equity in undistributed income
   of subsidiaries..............................................    $45,461

2. Fixed charges - interest expense, amortization of
   debt issuance costs and one-third of rental expenses, net of      52,884
   income from subleases........................................    _______

3. Income before taxes and equity in undistributed income of
   subsidiaries, plus fixed charges.............................    $98,345
                                                                    =======

4. Ratio of earnings (as defined) to fixed charges (line 3/
   line 2)......................................................       1.86x
                                                                       ====