Form 10-Q/A
period 1994-03-31
CORESTATES FINANCIAL CORP
filed 1994-09-13
CIK 69952

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1



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

  Item 1 - Restated Financial Statements

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

PART I. FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)
(in thousands)

                                                                  December 31,
                                                                      1993
                                                     March 31,      Restated
                                                       1994       (See Note A)
                                                    -----------   ------------
ASSETS
- ------
Cash and due from banks...........................  $ 2,278,945    $ 2,466,867
Time deposits, principally Eurodollars............    1,289,804      1,273,373
Investments held-to-maturity (fair value:
  1994 - $2,067,704; 1993 - $2,257,513)...........    2,058,251      2,228,560
Investments available-for-sale, at fair value.....      375,672        785,046
Loans, net of unearned discounts of $115,725 in
 1994 and $120,244 in 1993 (Note C)...............   18,535,299     18,026,142
Less:  Allowance for loan losses..................     (532,606)      (417,767)
                                                    -----------    -----------
          Net loans...............................   18,002,693     17,608,375
Federal funds sold and securities purchased under
  agreements to resell............................      403,662        148,527
Trading account securities, at fair value.........        3,761          6,393
Due from customers on acceptances.................      304,102        332,234
Premises and equipment............................      378,730        376,115
Other assets......................................      596,571        706,588
                                                    -----------    -----------
          Total assets............................  $25,692,191    $25,932,078
                                                    ===========    ===========

LIABILITIES
- -----------
Deposits:
  Domestic:
    Non-interest bearing..........................  $ 6,272,922    $ 6,331,130
    Interest bearing..............................   11,651,676     11,916,852
  Overseas branches and subsidiaries..............      728,645        796,902
                                                    -----------    -----------
          Total deposits..........................   18,653,243     19,044,884
Funds borrowed....................................    2,191,643      1,830,495
Bank acceptances outstanding......................      305,109        337,180
Other liabilities.................................    1,046,567      1,102,770
Long-term debt....................................    1,478,531      1,455,036
                                                    -----------    -----------
          Total liabilities.......................   23,675,093     23,770,365
                                                    -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note D)
- --------------------------------------

SHAREHOLDERS' EQUITY
- --------------------
Common stock: $1 par value; authorized 200.0
   million shares; issued 129.1 million shares in
   1994 and 128.8 million shares in 1993
   (including treasury shares of 2.1 million in
   1994 and .4 million in 1993)...................    2,017,098      2,161,713
                                                    -----------    -----------
          Total shareholders' equity..............    2,017,098      2,161,713
                                                    -----------    -----------
          Total liabilities and shareholders'
           equity.................................  $25,692,191    $25,932,078
                                                    ===========    ===========


See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)
(in thousands, except per share amounts)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              1994
                                                            Restated
                                                          (See Note A)  1993
                                                            --------  --------
INTEREST INCOME
- ---------------
Interest and fees on loans:
  Taxable income..........................................  $352,751  $346,528
  Tax exempt income.......................................     5,548     7,270
Interest on investment securities:
  Taxable income..........................................    28,144    40,525
  Tax exempt income.......................................     4,032     4,996
Interest on time deposits in banks........................    14,445    12,560
Other interest income.....................................     2,299     1,599
                                                            --------  --------
       Total interest income..............................   407,219   413,478
                                                            --------  --------

INTEREST EXPENSE
- ----------------
Interest on deposits......................................    73,643    88,071
Interest on funds borrowed................................    16,766    13,281
Interest on long-term debt................................    15,286    16,965
                                                            --------  --------
       Total interest expense.............................   105,695   118,317
                                                            --------  --------
       NET INTEREST INCOME................................   301,524   295,161
Provision for losses on loans.............................   145,000    27,500
                                                            --------  --------
       NET INTEREST INCOME AFTER
         PROVISION FOR LOSSES ON LOANS....................   156,524   267,661
                                                            --------  --------

NON-INTEREST INCOME
- -------------------
Service charges on deposit accounts.......................    43,818    40,590
Trust income..............................................    23,365    24,209
Fees for international services...........................    18,139    15,483
Debit and credit card fees................................    13,726    13,271
Income from investment in EPS, Inc........................     7,912     3,563
Gains (losses) on trading account securities..............       310       761
Securities gains (losses).................................     6,911     3,022
Other operating income....................................    25,203    22,319
                                                            --------  --------
       Total non-interest income..........................   139,384   123,218
                                                            --------  --------

NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and benefits..............................   147,398   142,624
Net occupancy.............................................    28,451    27,578
Equipment expenses........................................    17,789    17,492
Other operating expenses..................................   154,764    90,628
                                                            --------  --------
       Total non-financial expenses.......................   348,402   278,322
                                                            --------  --------
INCOME (LOSS) BEFORE INCOME TAXES.........................   (52,494)  112,557
- --------------------------
Provision (benefit) for income taxes......................   (16,606)   37,507
                                                            --------  --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN
- ----------------------------------------------
  ACCOUNTING PRINCIPLE....................................   (35,888)   75,050
- ----------------------
Cumulative effect of a change in accounting prin-
   ciple, net of income tax benefits of $7,005............             (13,010)
                                                            --------  --------
NET INCOME (lOSS).........................................  $(35,888) $ 62,040
- ----------                                                  ========  ========

Average common shares outstanding.........................   128,089   128,300
                                                            ========  ========

PER COMMON SHARE DATA
- ---------------------
Income (loss) before cumulative effect of a change in
  accounting principle....................................    $(0.28)    $0.58
                                                              ======     =====
Net income (loss).........................................    $(0.28)    $0.48
                                                              ======     =====
Cash dividends declared...................................    $ 0.30     $0.27
                                                              ======     =====

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                                                         Common    Capital    Retained    Treasury
                                                                          stock    surplus    earnings      stock      Total
                                                                         --------  --------  ----------   --------   ----------
Three Months Ended March 31, 1993
- ---------------------------------

Balances at beginning of year..........................................  $ 69,748  $722,257  $1,102,329   $ (3,881)  $1,890,453
Net income.............................................................                          62,040                  62,040
Treasury shares acquired (10 shares)...................................                                       (547)        (547)
Common stock issued under employee
  benefit plans (198 shares)...........................................       198     6,768                               6,966
Common stock issued under dividend
  reinvestment plan (47 shares)........................................        47     2,490                               2,537
Foreign currency translation adjustments...............................                          (2,377)                 (2,377)
Common dividends declared..............................................                         (31,625)                (31,625)
                                                                         --------  --------  ----------   --------   ----------
Balances at end of period..............................................  $ 69,993  $731,515  $1,130,367   $ (4,428)  $1,927,447
                                                                         ========  ========  ==========   ========   ==========

Three Months Ended March 31, 1994
- ---------------------------------

Balances at beginning of year restated (see note A)....................  $129,136  $680,556  $1,359,840   $ (7,819)  $2,161,713
Net income (loss) restated (see note A)................................                         (35,888)                (35,888)
Net change in unrealized gain on invest-
  ments available-for-sale, net of tax.................................                         (25,487)                (25,487)
Treasury shares acquired (2,004 shares)................................                                    (53,879)     (53,879)
Common stock issued under employee benefit
  plans (10 new shares; 126 treasury shares)...........................        10       (25)       (661)     3,403        2,727
Common stock issued under dividend reinvest-
  ment plan (0 new shares; 122 treasury shares)........................                   1        (364)     3,522        3,159
Foreign currency translation adjustments...............................                             (14)                    (14)
Common dividends declared..............................................                         (35,233)                (35,233)
                                                                         --------  --------  ----------   --------   ----------
 Balances at end of period.............................................  $129,146  $680,532  $1,262,193   $(54,773)  $2,017,098
                                                                         ========  ========  ==========   ========   ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

                                                         Three Months Ended
                                                               March 31,
                                                    --------------------------
                                                        1994
                                                      Restated
                                                    (See Note A)       1993
                                                    -----------    -----------
Operating Activities
- --------------------
Net income (loss)...........................         $  (35,888)   $    62,040
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Cumulative effect of a change in
   accounting principle.....................                            13,010
  Provision for losses on loans.............             145,000        27,500
  Provision for losses on OREO and
   writedowns...............................              28,000         4,388
  Depreciation and amortization.............              29,436        17,559
  Securities gains, net ....................              (6,911)       (3,022)
  Deferred income tax expense (benefit).....             (71,170)        4,927
  Increase in due to factored clients.......              56,807        44,829
  Decrease in interest receivable...........               4,913         7,583
  Decrease in interest payable..............             (13,980)      (39,726)
  Other assets and liabilities, net.........              53,350       136,248
                                                     -----------   -----------
     Net Cash Provided By Operating
      Activities............................             189,557       275,336
                                                     -----------   -----------

Investing Activities
- --------------------
Net (increase) decrease in loans............            (509,671)      151,063
Proceeds from sales of loans................              85,691       106,562
Loans originated or acquired - non-bank
 subsidiary.................................          (7,673,456)   (5,605,372)
Principal collected on loans - non-bank
 subsidiary.................................           7,551,980     5,439,714
Net (increase) decrease in time deposits,
 principally eurodollars....................             (16,431)      343,874
Purchases of investments held-to-maturity...            (343,604)
Purchases of investments available-for-sale.             (81,777)
Purchases of investment securities..........                          (516,053)
Proceeds from maturities of investments
 available-for-sale.........................               3,227
Proceeds from maturities of investments
 held-to-maturity...........................             501,529
Proceeds from sales of investments
 available-for-sale.........................             462,766
Proceeds from sales of investment securities                            32,712
Proceeds from maturities of investment
 securities.................................                           220,482
Net (increase) decrease in Federal funds
 sold and securities purchased under
 agreements to resell.......................            (255,135)       24,258
Purchases of premises and equipment.........             (21,195)      (14,661)
Proceeds from sales and paydowns on other
 real estate owned..........................               7,496         5,272
Other.......................................               1,317        20,028
                                                     -----------   -----------
     Net Cash Provided (Used) By Investing
      Activities............................            (287,263)      207,879
                                                     -----------   -----------

Financing Activities
- --------------------
Net decrease in deposits....................            (391,641)     (694,574)
Proceeds from issuance of long-term debt....              51,701       237,500
Retirement of long-term debt................             (28,260)     (200,761)
Net increase (decrease) in funds borrowed...             361,148       (96,204)
Cash dividends paid.........................             (35,171)      (31,474)
Purchases of treasury stock.................             (53,879)         (547)
Other.......................................               5,886         9,503
                                                     -----------   -----------
     Net Cash Used In Financing Activities..             (90,216)     (776,557)
                                                     -----------   -----------
     Decrease In Cash And Due From Banks....            (187,922)     (293,342)
     Cash and due from banks at January 1,..           2,466,867     2,445,283
                                                     -----------   -----------
     Cash And Due From Banks at March 31,...         $ 2,278,945   $ 2,151,941
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

 The accompanying financial statements as of December 31, 1993 and for the three months ended March 31, 1994 have been restated to reflect merger-related charges of $127.8 million after-tax, or $.89 per share, related to the Constellation acquisition in the first quarter of 1994, rather than in the fourth quarter of 1993 as previously reported. This restatement was made after discussions with the Securities and Exchange Commission staff which resulted in these charges being reflected in the quarter that the acquisition was consummated. This restatement has no effect on CoreStates' financial position as reported for March 31, 1994. The restatement also has no effect on CoreStates' basic operating results for 1993 or 1994, excluding the one-time merger-related charges. On a pre-tax basis, the merger-related charges consisted of a $120.0 million provision for loan losses, a $28.0 million addition to the OREO reserve, $13.0 million for the writedown of purchased mortgage servicing rights and related assets, and $34.0 million for expenses directly attributable to the acquisition. The effects of this restatement on the accompanying consolidated financial statements as of December 31, 1993 and for the three months ended March 31, 1994 are summarized as follows:

                                        As Previously          As
                                           Reported          Restated
                                        -------------      ------------
December 31, 1993
- -----------------
  Total Common Shareholders' Equity        $2,033,913        $2,161,713


March 31, 1994
- --------------
Provision for Loan Losses                      25,000           145,000
Net Interest Income After
  Provision for Loan Losses                   276,524           156,524
Other Operating Expenses                       79,764           154,764
Net Income                                     91,912           (35,888)
Net Income Per Share
  of Common Stock                               $0.72            $(0.28)

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) continued March 31, 1994

NOTE B -- PROPOSED MERGER: continued

 CoreStates currently estimates that in connection with a change in strategic direction related to Independence's problem assets and to conform Independence's loan, accrual and reserve policies to those of CoreStates, it will take an addition to the allowance for possible loan losses of approximately $25 million and an addition to the reserve against other real estate owned ("OREO") of approximately $4 million. Accordingly, pro forma common shareholders' equity at March 31, 1994 has been reduced by $18.9 million, the after-tax effect of the estimated provisions. CoreStates currently estimates the assets related to the $29.0 million in estimated provisions will be disposed of within eighteen months of the Merger. The carrying value of these assets is approximately $120.0 million (of which approximately $32.0 million is reported as non-performing assets by Independence) and the estimated provisions represent 25% of the carrying value. It is also estimated that the conforming adjustments, mostly related to commercial real estate reserve policies, will comprise approximately $3.0 million of the $29.0 million in estimated provisions.

 Pro forma shareholders' equity at March 31, 1994 also reflects charges of approximately $29.7 million, $21.0 million after-tax, which include expenses directly attributed to the Merger and certain other costs and expenses.

 Pro forma operating results do not reflect the estimated $25 million provision for losses on loans related to Independence's loan portfolio, the $4 million addition to Independence's reserve against OREO, or charges of approximately $30 million which include expenses directly attributable to the Merger and certain other costs and expenses. Were these expenses reflected in pro forma operating results for the three months ended March 31, 1994, net income would decrease by $39.9 million, or $.28 per share.

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

  Unaudited pro forma financial information for CoreStates, Independence and GSB combined follows:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

PRO FORMA CONDENSED COMBINED BALANCE SHEET  - March 31, 1994
(in thousands, except per share amounts)

                                                   CoreStates    Independence   Germantown
                                                       and            and         Savings
                                                  Subsidiaries   Subsidiaries      Bank       Pro Forma
                                                  -------------  -------------  -----------  ------------
ASSETS
- ------
   Cash and due from banks                        $  2,278,945     $  114,600   $   20,637   $ 2,349,837   (a)
   Time deposits, principally Eurodollars            1,289,804         42,395          139     1,332,338
   Investment securities                             2,433,923        566,629      556,848     3,544,599   (e) (h)
   Loans, net of unearned discounts                 18,535,299      1,691,393    1,014,124    21,253,338   (h)
   Allowance for loan losses                          (532,606)       (33,016)     (23,507)     (614,129)  (b)
   Federal funds sold and securities
    purchased under agreements to resell               403,662         72,500       20,000       437,962
   Trading account securities                            3,761              -            -         3,761
   Due from customers on acceptances                   304,102              -            -       304,102
   Premises, equipment and other assets                975,301         86,994       24,842     1,231,377   (a) (b) (c) (d) (e) (h)
                                                  ------------     ----------   ----------   -----------
     Total assets                                 $ 25,692,191     $2,541,495   $1,613,083   $29,843,185
                                                  ============     ==========   ==========   ===========

   LIABILITIES
   -----------
   Deposits:
    Domestic:
     Non-interest bearing                         $  6,272,922     $  374,626   $   45,080   $ 6,628,283   (a)
     Interest bearing                               11,651,676      1,754,043    1,408,528    14,823,610   (h)
    Overseas branches and subsidiaries                 728,645              -            -       728,645
                                                  ------------     ----------   ----------   -----------
     Total deposits                                 18,653,243      2,128,669    1,453,608    22,180,538
   Funds borrowed                                    2,191,643         51,406            -     2,184,849   (a)
   Bank acceptances outstanding                        305,109              -            -       305,109
   Other liabilities                                 1,046,567         14,888       12,731     1,129,531   (a) (c) (d)
   Long-term debt                                    1,478,531        132,880            -     1,728,442   (g)
                                                  ------------     ----------   ----------   -----------
     Total liabilities                              23,675,093      2,327,843    1,466,339    27,528,469
                                                  ------------     ----------   ----------   -----------

   SHAREHOLDERS' EQUITY
   --------------------
   Common stock                                      2,017,098        213,652      146,744     2,314,716   (b) (c) (d) (e) (f) (g)
                                                  ------------     ----------   ----------   -----------
     Total shareholders' equity                      2,017,098        213,652      146,744     2,314,716
                                                  ------------     ----------   ----------   -----------
     Total liabilities and
      shareholders' equity                        $ 25,692,191     $2,541,495   $1,613,083   $29,843,185
                                                  ============     ==========   ==========   ===========

     Book value per share                               $15.88         $18.47       $34.98        $15.54
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

(b) Reflects the estimated $25 million provision for losses on loans related to Independence's loan portfolio and the $4 million addition to Independence's reserve against OREO.

(c) Reflects charges of approximately $29.7 million, $21.0 million after related tax effects, which include expenses directly attributable to the Merger.


(d) Reflects charges of approximately $41.9 million, $27.3 million after related tax effects, for expenses directly attributable to the Purchase including $16.1 million to redeem GSB stock options, $10.0 million to writedown duplicate GSB facilities and systems and $9.0 million for employee severance.

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

    (5) The elimination of GSB's total shareholders' equity at March 31, 1994 after reduction for the $41.9 million, $15.7 million after-tax, of expenses directly attributable to the Purchase.

(h) Represents the estimated adjustments of Germantown's assets and liabilities to their fair values (which were determined using information available at the most recent practicable date), the intangible asset related to the value of the deposit base acquired, which is estimated to be approximately $28 million ($43 million including the deferred income tax effect), and the adjustment of approximately $105 million arising from the excess of the total purchase price over net assets acquired (i.e. goodwill).

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE B -- PROPOSED MERGER - Continued
PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
(in thousands, except per share amounts)

                                         Three Months Ended March 31, 1994                      Three Months Ended March 31, 1993
                                               Restated (See Note A)
                             ---------------------------------------------------------   ----------------------------------------

                               CoreStates     Independence   Germantown                    CoreStates   Independence
                                  and              and        Savings                         and           and
                              Subsidiaries    Subsidiaries      Bank      Pro Forma(a)    Subsidiaries  Subsidiaries   Pro Forma
                             --------------  --------------  ----------   ---------      -------------- ------------- -----------

INTEREST INCOME
- ---------------------------
Interest and fees on loans      $358,299         $33,894       $19,601     $411,168(c)        $353,798     $35,424      $389,222
Interest on investment
 securities                       32,176           7,849         6,707       46,147(b)(c)       45,521       9,695        55,216
Interest on time deposits
 in banks                         14,445             351             1       14,797             12,560         403        12,963
Interest on federal funds
 sold and securities purchased
 under agreement to resell         2,278             303           156        2,614(b)           1,586         197         1,779(b)

Other interest income                 21               -             -           21                 13           -            13
                                --------         -------       -------     --------           --------     -------      --------
     Total interest income       407,219          42,397        26,465      474,747            413,478      45,719       459,193
                                --------         -------       -------     --------           --------     -------      --------

INTEREST EXPENSE
- ---------------------------
Interest on deposits              73,643          13,098        10,178       95,374(c)          88,071      16,186       104,257
Interest on funds borrowed        16,766             317            28       16,978(b)          13,281         865        14,142(b)

Interest on long-term debt        15,286           2,168             -       19,546(c)          16,965       1,889        18,854
                                --------         -------       -------     --------           --------     -------      --------
 Total interest expense          105,695          15,583        10,206      131,898            118,317      18,940       137,253
                                --------         -------       -------     --------           --------     -------      --------
Net interest income              301,524          26,814        16,259      342,849            295,161      26,799       321,940
Provision for losses on
 loans
 Net interest income after
  provision                      145,000           1,905           100      147,005             27,500       3,225        30,725
                                --------         -------       -------     --------           --------     -------      --------
    for losses on loans          156,524          24,909        16,159      195,844            267,661      23,554       291,215
                                --------         -------       -------     --------           --------     -------      --------

NON-INTEREST INCOME
- ---------------------------
Service charges on deposit        43,818           2,205           653       46,676             40,590       2,051        42,641
 accounts
Trust income                      23,365           1,227             -       24,592             24,209       1,163        25,372
Fees for international
 services                         18,139               -             -       18,139             15,483           -        15,483
Debit and credit card fees        13,726             674            39       14,439             13,271         569        13,840
Securities gains (losses)          6,911             (13)            4        6,902              3,022        (173)        2,849
Other operating income            33,425           2,470           431       36,326             26,643       2,978        29,621
                                --------         -------       -------     --------           --------     -------      --------
    Total non-interest
     income                      139,384           6,563         1,127      147,074            123,218       6,588       129,806
                                --------         -------       -------     --------           --------     -------      --------

NON-FINANCIAL EXPENSES
- ---------------------------
Salaries, wages and
 benefits                        147,398          11,530         5,121      164,049            142,624      11,713       154,337
Net occupancy                     28,451           1,741         1,184       31,376             27,578       1,663        29,241
Equipment expenses                17,789           1,415           417       19,621             17,492       1,545        19,037
Other operating expenses         154,764           8,246         2,626      168,469(c)          90,628       7,832        98,460
                                --------         -------       -------     --------           --------     -------      --------
   Total non-financial
    expenses                     348,402          22,932         9,348      383,515            278,322      22,753       301,075
                                --------         -------       -------     --------           --------     -------      --------
Income (loss) before
 income taxes                    (52,494)          8,540         7,938      (40,597)           112,557       7,389       119,946
Provision (benefit) for income
 taxes                           (16,606)          2,647         2,691      (12,872)(c)         37,507       2,158        39,665
                                --------         -------       -------     --------           --------     -------      --------
Income (loss) before cumulative
 effect of a change in
 accounting principle(d)(e)     $(35,888)        $ 5,893       $ 5,247     $(27,725)          $ 75,050     $ 5,321      $ 80,281
                                ========         -------       =======     ========           ========     =======      ========

Average common shares
 outstanding                     128,089          11,542         4,434      150,010            128,300      11,404       145,109
                                ========         =======       =======     ========           ========     =======      ========
PER COMMON SHARE DATA
- ---------------------------
Income before the cumulative
 effect of change in
 accounting principle             $(0.28)           $.50         $1.18       $(0.18)             $0.58       $0.46         $0.55
                                ========         =======       =======     ========           ========     =======      ========
Cash dividends declared            $0.30            $.29         $0.10        $0.30              $0.27       $0.29         $0.27
                                ========         =======       =======     ========           ========     =======      ========

See FOOTNOTES TO PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME on page 12.


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

FOOTNOTES TO PRO FORMA CONDENSED COMBINED STATEMENTS OF INCOME

(a) The Pro Forma Condensed Combined Statements of Income do not reflect the estimated $25 million provision for losses on loans related to Independence's loan portfolio, the $4 million addition to Independence's reserve against OREO, or charges of approximately $29.7 million which include expenses directly attributable to the Merger and certain other costs and expenses. Were these expenses reflected in the Pro Forma Condensed Combined Statements of Income for the three months ended March 31, 1994, net income would decrease by $39.9 million, or $.28 per share.

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

PART I. FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Financial Information for December 31, 1993 and the Three Months Ended March 31, 1994 Have Been Restated.

SUMMARY
- -------

  In August 1993, CoreStates Financial Corp ("CoreStates") entered into an agreement to acquire Constellation Bancorp ("Constellation"), a bank holding company with $2.3 billion in assets. On March 16, 1994, CoreStates consummated its acquisition of Constellation and has accounted for this transaction as a pooling of interests. The following Management's Discussion and Analysis of Financial Condition and Results of Operations have been revised subsequent to the release of March 31, 1994 financial statements to reflect merger-related charges of $127.8 million after-tax, or $.89 per share, related to the Constellation acquisition in the first quarter of 1994, rather than in the fourth quarter of 1993 as previously reported. This restatement was made after discussions with the Securities and Exchange Commission staff which resulted in these charges being reflected in the quarter that the acquisition was consummated. This restatement has no effect on CoreStates' financial position as reported for March 31, 1994. The restatement also has no effect on CoreStates' basic operating results for 1993 or 1994, excluding the one-time merger-related charges. On a pre-tax basis, the merger-related charges consisted of a $120.0 million provision for loan losses, a $28.0 million addition to the OREO reserve, $13.0 million for the writedown of purchased mortgage servicing rights and related assets, and $34.0 million for expenses directly attributable to the acquisition.

  The net loss for the first quarter of 1994 was $35.9 million, or $0.28 per share, compared to income before the cumulative effect of a change in accounting principle of $75.1 million, or $0.50 per share, for the first quarter of 1993. Excluding the merger-related charges related to the Constellation acquisition, income for the first quarter of 1994 was $91.9 million, or $0.72 per share. Effective January 1, 1993, CoreStates adopted Statement of Financial Accounting Standards No. 112 "Employers' Accounting for Postemployment Benefits" ("FAS 112"). FAS 112 requires that employers accrue the costs associated with providing postemployment benefits during the active service periods of employees. CoreStates recognized the January 1, 1993 transitional liability of $20.0 million, $13.0 million after-tax or $0.10 per share, as the cumulative effect of a change in accounting principle in the first quarter of 1993. All prior year data has been restated to include Constellation. First quarter of 1994 highlights included:

   . A 16.87% return on average common shareholders' equity and 1.47% return on average total assets excluding the merger-related charges. Net income per share for the first quarter of 1994 excluding the merger-related charges was 24.1% above the first quarter of 1993.

   . Net interest income on a taxable equivalent basis increased $5.4 million, or 1.8%, over the first quarter of 1993 primarily due to a $1.0 billion increase in average loan volume. The net financial margin for the first quarter was 5.64%, down 8 basis points from the 5.72% reported in the prior year first quarter and down slightly compared to the 5.67% reported in the fourth quarter of 1994.

   . Excluding the $120.0 million merger-related provision recorded by Constellation in connection with a change in strategy related to problem assets and to conform Constellation's consumer lending charge-off policies to those of CoreStates, the provision for losses on loans for the first quarter of 1994 was $2.5 million lower than the provision recorded for the first quarter of 1993. The decrease in the provision for losses on loans resulted from the continued improvement in credit quality outlook and credit quality indicators, including a decline in non-performing assets of $73.3 million, or 13.6% from March 31, 1993. Non-performing assets increased $63.7 million, or 15.9%, from December 31, 1993, reflecting recognition of non-performing assets in the Constellation portfolios in accordance with the change in strategic direction concerning those assets. At March 31, 1994 non-performing assets were $464.3 million, compared to $400.6 million at December 31, 1993 and $537.6 million at March 31, 1993.


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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PENDING ACQUISITIONS
- --------------------

   . On November 18, 1993, CoreStates announced a definitive agreement to acquire Independence Bancorp, Inc. ("Independence"), a bank holding company with $2.5 billion assets. Assuming approval by regulators and by Independence's shareholders, the transaction is expected to close in the second quarter of 1994. Each of Independence's 11.2 million shares of common stock will be exchanged for up to 1.5 shares of CoreStates' common stock. The transaction has a total value of approximately $430 million and is expected to be accounted for as a pooling of interests. This in-market acquisition is expected to result in annual expense savings of approximately $32 million, excluding first year charges of $29 million for planned strategic initiatives regarding Independence's problem assets and $30 million for expenses directly attributable to the acquisition including severence costs related to approximately 500 employees. Independence is expected to add to earnings per share in the second year.

   . On March 7, 1994, CoreStates announced a definitive agreement to acquire
     Germantown Savings Bank ("GSB"), which has $1.6 billion in assets. Assuming approval by GSB's shareholders and certain regulatory authorities, the transaction is expected to close in the fourth quarter of 1994. This transaction will be accounted for as a purchase, and under the terms of the agreement, each of GSB's 4.19 million shares of common stock will be exchanged for a combination of CoreStates' common stock, equal to 55% of the $62 per GSB share purchase price, and cash, equal to 45% of the purchase price. This in-market acquisition is expected to result in annual expense savings of approximately $23 million, partially offset by $10 million of amortization expense that will be recorded each year related to the intangible assets created as a result purchase accounting. As a result of the acquisition, it is expected that approximately 400 employees will be terminated.

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

Three Months Ended March 31,
(in millions, taxable
equivalent basis)                                     Consumer           Trust and
                                 Wholesale            Financial          Investment          EPS, Inc.
                                  Banking             Services           Management          Affiliate
                             ----------------     ----------------     --------------     --------------
                               1994      1993       1994      1993      1994     1993      1994     1993
                             ------    ------     ------    ------     -----    -----     -----    -----

Net interest income          $135.7    $128.4     $131.1    $133.5     $ 7.5    $ 7.9     $(1.4)   $(1.4)
Provision for loan
 losses                        13.9      12.4       13.2      11.6        .3       .3
Non-interest income            55.9      49.3       35.2      30.3      23.0     23.8       7.9      3.6
Non-financial expenses        106.9     104.8      116.5     110.6      25.9     26.3
                             ------    ------     ------    ------     -----    -----     -----    -----
Income before income
 taxes                         70.8      60.5       36.6      41.6       4.3      5.1       6.5      2.2
Income tax expense             27.8      22.7       14.1      15.7       1.6      1.8       2.3      (.1)
                             ------    ------     ------    ------     -----    -----     -----    -----
Net income                   $ 43.0    $ 37.8     $ 22.5    $ 25.9     $ 2.7    $ 3.3     $ 4.2    $ 2.3
                             ======    ======     ======    ======     =====    =====     =====    =====

Return on assets               1.29      1.20       1.64      1.89      1.59     1.89     23.66    13.72
Return on equity (a)          24.46     22.28      33.92     39.19     39.11    47.80    425.83   233.19
Average assets              $13,530   $12,773     $5,554    $5,543     $ 687    $ 709    $   72   $   68
Average equity (a)              713       688        269       268        28       28         4        4




                                Constellation         Corporate              Total
                              ---------------      ---------------     --------------
                               1994(c)   1993       1994      1993      1994     1993
                              -----     -----      -----     -----     -----    -----
Net interest income           $24.3   $  24.7     $  9.5   $   8.2    $306.7   $301.3
Provision for loan
 losses                       121.9       2.5       (4.3)       .7     145.0     27.5
Non-interest income            12.1       9.0        5.3       7.2     139.4    123.2
Non-financial expenses         96.1      28.3        3.0       8.3     348.4    278.3
                           --------     -----     ------    ------   -------  -------
Income (loss) before
 income taxes                (181.6)      2.9       16.1       6.4     (47.3)   118.7
Income tax expense
 (benefit)                    (62.5)      1.2        5.3       2.4     (11.4)    43.7
                           --------     -----     ------    ------   -------   ------
Net income (loss)          $ (119.1)    $ 1.7     $ 10.8    $  4.0   $ (35.9)  $ 75.0(b)
                           ========     =====     ======    ======   =======   ======

Return on assets               nm         .29       1.32       .46      (.57)    1.22(b)
Return on equity (a)           nm        3.65       4.36      2.23     (6.59)   15.98(b)
Average assets               $2,193    $2,396     $3,318    $3,528   $25,354  $25,017
Average equity (a)              190       189      1,005       728     2,209    1,905


(a) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets.
     Equity for Constellation Bancorp reflects that entity's legal equity.
(b) Based on income before the cumulative effect of a change in accounting principle.

(c) Includes $120.0 million in the provision and $75.0 million in non-financial expenses for charges related to Constellation's acquisition by CoreStates.

nm   Not meaningful.

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


  The Corporate category includes the income and expense impact of unallocated equity; unallocated loan loss reserves and provision; unusual or non-recurring items not attributable to the operating activities of the four major business areas; emerging business activities not directly related to the four major business areas; and miscellaneous items.

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


    Constellation  Excluding merger-related charges, income for Constellation
    -------------
has increased from $1.7 million in the first quarter of 1993 to $8.7 million in the first quarter of 1994. This was primarily due to higher non-interest income and lower non-financial expenses. Non-interest income increased $3.1 million due to $5.0 million of securities gains reported in the first quarter of 1994, partially offset by a decline in service charges and mortgage origination and servicing fees. Non-financial expenses decreased $7.2 million from last year's first quarter due to reductions in OREO provision of $2.2 million, mortgage servicing rights amortization of $1.8 million, and decreases in other non-performing asset related expenses.

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

Taxable Equivalent
Net Interest Income
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


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NET INTEREST INCOME - continued
- -------------------------------

   The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

                                   Increase (decrease) in interest      Increase (decrease) in interest
                                   -------------------------------      -------------------------------
                                         Three Months Ended                    Three Months Ended
                                         March 31, 1994/1993              March 31, 1994/Dec. 31, 1993
                                   -------------------------------      -------------------------------
                                   Income/  Change attributable to      Income/  Change attributable to
                                            ----------------------               ----------------------
                                   expense    Volume      Rate           expense     Volume     Rate
                                   -------    ------      ----           -------     ------     ----
Interest earning assets
- -----------------------
Time deposits-Eurodollars          $  1.9      $(1.4)   $  3.3             $ 4.5      $ 1.4   $  3.1
Investment securities               (13.7)      (3.1)    (10.6)             (6.6)      (2.4)    (4.2)
Federal funds sold                     .7         .5        .2                .4        (.1)      .5
Trading account securities              -          -         -                 -          -        -
Loans:
  Domestic                            4.5       22.9     (18.4)             (6.6)       3.6    (10.2)
  Foreign                             (.6)         -       (.6)              (.3)       (.4)      .1
                                   ------      -----    ------             -----      -----   ------
    Total interest income            (7.2)      18.9     (26.1)             (8.6)       2.1    (10.7)
                                   ------      -----    ------             -----      -----   ------
Interest bearing funds
- ----------------------
Deposits:
  Domestic                         (17.7)       (3.6)    (14.1)             (6.6)       (.1)    (6.5)
  Overseas                           3.3         (.3)      3.6               4.5         .2      4.3
Funds borrowed:
  Federal funds purchased             .4         (.2)       .6               (.5)       (.2)     (.3)
  Other                              3.1         3.2       (.1)             (1.1)        .9     (2.0)
Long-term debt                      (1.7)        3.0      (4.7)              2.2         .7      1.5
                                  ------       -----     -----             -----      -----     ----
   Total interest expense          (12.6)        2.1     (14.7)             (1.5)       1.5     (3.0)
                                  ------       -----    ------             -----      -----     ----

Net interest income               $  5.4       $16.8    $(11.4)            $(7.1)     $  .6    $(7.7)
- -------------------               ======       =====    ======             =====      =====    =====


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
                                                =====    =====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------

  Excluding the $120.0 million merger-related provision recorded by Constellation in connection with a change in strategy related to problem assets and to conform Constellation's consumer lending charge-off policies to those of CoreStates, the provision for loan losses for the first quarter of 1994 was $2.5 million below the provision for the prior year first quarter. The decrease in the loan loss provision resulted primarily from an improving outlook for credit quality and continuing improvements in credit quality indicators, including a 13.6% decline in non-performing assets from March 31, 1993.

  The following table presents an analysis of changes in the allowance for loan losses for the three months ended March 31, 1994 and 1993 (in millions):

                                               Three Months Ended
                                                   March 31,
                                              --------------------
                                                1994       1993
                                              ---------  ---------

Balance at beginning of period                 $ 417.8    $ 407.6
Provision charged to operating expense           145.0       27.5
Loan charge-offs                                 (43.1)     (46.6)
Recoveries of loans previously charged off        12.9       25.9
                                               -------    -------
   Net loan charge-offs                          (30.2)     (20.7)
                                               -------    -------
Balance at end of period                       $ 532.6    $ 414.4
                                               =======    =======


Ratios:
Net charge-offs (annualized) as a
  percentage of average total loans                .68%       .49%
                                                  ====       ====

Allowance for loan losses as a
  percentage of loans at end of period            2.87%      2.42%
                                                  ====       ====

Allowance for loan losses as a percentage
  of non-performing loans                       141.77%    110.56%
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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
- ------------------------------------------------

    Total non-performing assets at March 31, 1994 increased $63.7 million, or 15.9%, from December 31, 1993. Most of the increase from December 31, 1993 was in the real estate category, which increased $60.4 million due to $76.3 million of commercial mortgage loans acquired with Constellation being placed on non-accrual in accordance with a previously announced change in strategic direction concerning those assets. The commercial and industrial loan portfolio declined by $2.0 million.


    The following table summarizes non-performing assets at March 31, 1994 and December 31, 1993 (in millions):

                                                         March 31,  December 31,
                                                           1994         1993
                                                         ---------  ------------

Non-accrual loans                                           $344.9        $226.3
Renegotiated loans                                            30.7          54.9
                                                            ------        ------
    Total non-performing loans                               375.6         281.2
Other real estate owned:
  Acquired through foreclosure                                46.4          64.4
  In-substance foreclosure                                    36.4          48.8
  Property formerly used in
    banking operations                                         5.9           6.2
                                                            ------        ------
    Total other real estate owned                             88.7         119.4
                                                            ------        ------
Total non-performing assets                                 $464.3        $400.6
                                                            ======        ======

  The following table reflects the distribution of non-performing assets by loan type at March 31, 1994 and December 31, 1993 (in millions):

                                                        March 31, 1994      December 31, 1993
                                                    ----------------------  ------------------
                                                                     % of                % of
                                                        Non-         Loan      Non-      Loan
Domestic:                                             performing     Type   performing   Type
                                                    ---------------  -----  -----------  -----
  Commercial, industrial and other:
    HLTs                                                $  5.1        1.1%     $  5.1     1.1%
    Other                                                102.8        1.2       104.8     1.4
                                                        ------                 ------
      Total commercial, industrial and other             107.9        1.2       109.9     1.4
                                                        ------                 ------
  Real estate:
    Construction and development loans                    20.8        6.5        19.4     5.8
    Other loans                                          239.1        4.6       149.4     2.8
    Other real estate owned                               88.6                  119.4
                                                        ------                 ------
      Total real estate                                  348.6        4.7       288.2     3.0
                                                        ------                 ------
  Consumer                                                                         .7
                                                                               ------
  Other domestic loans(1)                                  7.7         .5         1.6      .1
                                                        ------                 ------
      Total domestic non-performing assets               464.1        2.6       400.4     2.3
                                                        ------                 ------
Foreign loans                                               .2                     .2
                                                        ------        ---
      Total non-performing assets(2)                    $464.3        2.5%     $400.6     2.2%
                                                        ======        ===      ======     ===
    % Total assets                                         1.8%                   1.5%
                                                        ======                 ======
- ---------------------------------------------------------------------------

(1)  Includes loans to financial institutions and lease financing.

(2) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $46 million and $47 million at March 31, 1994 and December 31, 1993, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - continued
- ------------------------------------------------

  The following table summarizes the components of the change in non-performing assets for the first quarter of 1994 (in millions):

                  Beginning balance, January 1, 1994    $401
                  Additions                              154
                  Return to accrual                      (15)
                  Payments                               (21)
                  Charge-offs                            (55)
                                                        ----
                     Net change                           63
                                                        ----
                  Ending balance, March 31, 1994        $464
                                                        ====


NON-INTEREST INCOME
- -------------------

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


NON-FINANCIAL EXPENSES
- ----------------------

  Total non-financial expenses were $348.4 million in the first quarter of 1994, an increase of $70.1 million, or 25.2%, from the first quarter of 1993, reflecting $75.0 million of charges related to the Constellation acquisition. Excluding those merger-related charges, non-financial expenses in the first quarter of 1994 declined $4.9 million, or 1.8%, from the first quarter of 1993, reflecting some cost efficiencies from the Constellation acquisition.

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

                                   Regulatory Capital Ratios
                             -------------------------------------        Total
                                Tier I        Total       Leverage        Assets
                             ------------  ------------  ----------      ---------
                                                                      ($ in billions)

CoreStates Bank, N.A.                8.4%         10.9%       7.4%         $17.5
New Jersey National Bank(1)          9.5          11.6        6.6            4.5
CoreStates Bank of Delaware, N.A.   12.2          13.5       11.9             .6
- -----------------------------------

(1) Constellation Bank was merged into New Jersey National Bank on April 29, 1994. Pro forma combined regulatory capital ratios at March 31, 1994 were 8.9%, 10.8% and 6.3% for Tier I capital, total capital and leverage ratios, respectively.

  CoreStates' dividend on its common stock was $.30 per share in the first quarter of 1994 and $.27 in the first quarter of 1993, both reflecting the Stock Dividend. The common dividend payout ratio was 41.7% for the first quarter of 1994 excluding the impact of merger-related charges, compared to 46.6% for the first quarter of 1993.

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

PART I FINANCIAL INFORMATION                                             Page 29
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES
THREE MONTHS ENDED

                                            March 31, 1994                   December 31, 1993                March 31, 1993
                                      ----------------------------     ----------------------------     --------------------------
                                      Average               Income/    Average               Income/    Average             Income/
                                      balance     Rate      expense    balance    Rate       expense    balance    Rate     expense
                                      -------    ------     -------    -------   ------      -------    -------   ------    -------
                                     (000,000)               (000)    (000,000)               (000)    (000,000)              (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally
 Eurodollars (a)...................   $ 1,305     4.49%    $ 14,445  $   1,145    3.46%    $   9,983    $ 1,470    3.47%   $ 12,560
Investment securities (b):
  U.S. Government..................     2,168     4.84       25,857      2,462    5.26        32,625      2,376    6.44      37,714
  State and municipal..............       333     8.19        6,822        322    8.88         7,150        397    8.43       8,366
  Other............................       256     2.64        1,666        151    3.18         1,210        176    4.64       2,014
                                      -------              --------  ---------             ---------    -------            --------
      Total investment securities..     2,757     5.05       34,345      2,935    5.54        40,985      2,949    6.61      48,094
Federal funds sold.................       234     3.95        2,278        249    2.95         1,852        210    3.06       1,586
Trading account securities.........         2     7.80           39          2    5.60            28          1    6.80          17
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial and
     other.........................     7,593     7.67      143,663      7,297    8.01       147,287      6,606    8.12     132,236
    Real estate....................     5,583     7.89      108,666      5,507    7.53       104,511      5,928    8.30     121,344
    Consumer.......................     2,209    11.99       65,284      2,230   12.64        71,024      2,010   12.32      61,064
    Financial institutions.........       630     6.76       10,507        758    6.04        11,544        654    6.84      11,038
    Factoring receivables..........       536     9.70       12,825        614    8.55        13,233        467   10.05      11,574
    Lease financing................       665     8.31       13,811        641    8.59        13,771        543    9.53      12,940
  Foreign..........................       541     4.89        6,528        572    4.69         6,766        543    5.38       7,201
                                      -------              --------  ---------             ---------    -------            --------
      Total loans, net of discounts    17,757     8.25      361,284     17,619    8.29       368,136     16,751    8.65     357,397
                                      -------              --------  ---------             ---------    -------            --------
      Total interest earning
       assets (d)..................   $22,055     7.58      412,391  $  21,950    7.61       420,984    $21,381    7.96     419,654
                                      =======   ------     --------  ========= -------     ---------    =======   -----    --------

FUNDING SOURCES
- ---------------
Interest bearing liabilities (b):
  Deposits in domestic offices (e):
    Commercial.....................   $   202     2.53        1,262  $     295    3.33         2,476    $   366    3.37       3,041
    NOW accounts...................     1,649      .36        1,351      1,578     .63         2,283      1,554     .98       3,427
    Money Market Accounts..........     3,577     1.98       17,445      3,587    2.01        18,142      3,588    2.02      17,859
    Consumer savings...............     2,709     1.05        6,997      2,640    1.22         8,091      2,605    1.68      10,812
    Consumer certificates..........     3,675     4.20       38,021      3,720    4.34        40,717      4,224    4.58      47,672
  Time deposits of overseas
   branches and
    subsidiaries...................       735     4.73        8,567        707    2.28         4,059        772    2.76       5,260
                                      -------              --------  ---------             ---------    -------            --------
      Total interest bearing
       deposits....................    12,547     2.40       73,643     12,527    2.43        75,768     13,109    2.76      88,071
  Short-term funds borrowed:
    Federal funds purchased........       943     3.23        7,499        961    3.26         7,901        967    2.95       7,035
    Commercial paper...............       549     3.26        4,415        554    3.14         4,387        553    3.23       4,400
    Other..........................       391     5.03        4,852        310    7.70         6,016         73   10.26       1,846
                                      -------              --------  ---------             ---------    -------            --------
      Total short-term funds
       borrowed....................     1,883     3.61       16,766      1,825    3.98        18,304      1,593    3.38      13,281
  Long-term debt (f)...............     1,476     4.20       15,286      1,400    3.71        13,095      1,267    5.48      16,965
                                      -------              --------  ---------             ---------    -------            --------
      Total interest bearing
       liabilities.................    15,906     2.69      105,695     15,752    2.70       107,167     15,969    3.00     118,317
Portion of non-interest bearing
 funding sources...................     6,149                            6,198                            5,412
                                      -------              --------  ---------             ---------    -------            --------
      Total funding sources........   $22,055     1.94      105,695  $  21,950    1.94       107,167    $21,381    2.24     118,317
                                      =======   ------     --------  ========= -------     ---------    =======   -----    --------
Net interest income and net
 interest margin...................               5.64%    $306,696               5.67%     $313,817               5.72%   $301,337
                                                ======     ========            =======      ========              =====    ========

NON-INTEREST EARNING ASSETS
- ---------------------------
Cash...............................   $ 2,273                        $   2,235                          $ 2,263
Allowance for loan losses..........      (443)                            (426)                            (418)
Other assets.......................     1,469                            1,466                            1,791
                                      -------                           ------                          -------
      Total non-interest earning
       assets......................   $ 3,299                           $3,275                          $ 3,636
                                      =======                           ======                          =======

PART I FINANCIAL INFORMATION                                             Page 30
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES -- continued
THREE MONTHS ENDED

                                            March 31, 1994                   December 31, 1993                March 31, 1993
                                      ----------------------------     ----------------------------     --------------------------
                                      Average               Income/    Average               Income/    Average             Income/
                                      balance     Rate      expense    balance    Rate       expense    balance    Rate     expense
                                      -------    ------     -------    -------   ------      -------    -------   ------    -------
                                     (000,000)               (000)    (000,000)               (000)    (000,000)              (000)
NON-INTEREST BEARING FUNDING
 SOURCES
Demand deposits:
  Domestic......................... $   5,517                                   $5,631                 $  5,336
  Foreign..........................       372                                      377                      349
Other liabilities..................     1,350                                    1,401                    1,458
Shareholders' equity...............     2,209                                    2,064                    1,905
Non-interest bearing funding
 sources used to fund
  earning assets...................    (6,149)                                  (6,198)                  (5,412)
                                    ---------                                   ------                 --------
      Total net non-interest
       bearing funding
        sources.................... $   3,299                                   $3,275                 $  3,636
                                    =========                                   ======                 ========

SUPPLEMENTARY AVERAGES
- -----------------------------------
Net demand deposits................ $   4,358                           $4,417                         $  4,289
Net Federal funds purchased........       709     2.99%    $  5,221        712    3.37%    $   6,049        757    2.92%   $  5,449
Commercial certificates of deposit in
  domestic offices over $100,000...       188     2.54        1,176        278    3.40         2,383        353    3.45       3,005

Average prime rate.................               6.02                            6.00                             6.00

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

           (a) Exhibits - The following exhibits are filed herewith in connection with registration statements filed from time to time by the Corporation:

               11      Computation of Per Share Earnings

               12.1 Computation of Ratio of Earnings to Fixed Charges (Consolidated)

           (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

               3.             Date of Report:       March 16, 1994, as amended by Amendment No. 1 on Form 8-K/A
                              -----------------     dated May 5, 1994 and Amendment No. 2 on Form 8-K/A dated
                                                    September 13, 1994

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

                                                                        Page 32
CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
- ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A, Amendment No. 1 to Form 10-Q for the quarter ended March 31, 1994 to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CORESTATES FINANCIAL CORP



Date:  September 13, 1994                   By:/s/ Albert W. Mandia
                                            --------------------------------
                                         Albert W. Mandia
                                         Executive Vice President, Finance
                                         (Principal Accounting Officer)