Form 10-Q
period 1994-09-30
CORESTATES FINANCIAL CORP
filed 1994-11-14
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934



For the quarter ended September 30, 1994     Commission file number 0-6879



                           CORESTATES FINANCIAL CORP
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                   23-1899716
 --------------------------------                 -----------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                              19101
- ----------------------------------------           --------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including
area code                                           215-973-3827
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

            Yes   X   .   No     .
               -------      -----

Number of Shares of Common Stock Outstanding at November 1, 1994: 140,705,063

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX



                                                                             Page
                                                                             ----
PART I. FINANCIAL INFORMATION

   Item 1 -  Financial Statements

             Consolidated Balance Sheet September 30, 1994 and
             December 31, 1993                                               3

             Consolidated Statement of Income for the Three and
             Nine Months Ended September 30, 1994 and 1993                   4

             Consolidated Statement of Changes in Shareholders'
             Equity for the Nine Months Ended September 30, 1994
             and 1993                                                        5

             Consolidated Statement of Cash Flows for the
             Nine Months Ended September 30, 1994 and 1993                   6

             Notes to the Consolidated Financial Statements                  7-13

   Item 2 -  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            14-40

PART II.  OTHER INFORMATION

   Item 6 -  Exhibits and Reports on Form 8-K                               41

SIGNATURE                                                                   42

EXHIBITS 11, 12.1, 12.2, 27                                                 43-47


PART I. FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (unaudited)
(in thousands)                                            September 30,   December 31,
                                                               1994           1993
                                                          --------------  -------------
                                                                            Restated
                                                                          (See Note A)
ASSETS
- ------
Cash and due from banks.................................    $ 1,846,019    $ 2,521,676
Time deposits, principally Eurodollars..................      1,601,494      1,319,457
Investments held-to-maturity (fair value:
 1994 - $2,463,488; 1993 - $2,257,813)..................      2,481,080      2,228,560
Investments available-for-sale, at fair value...........        374,912      1,370,606
Loans, net of unearned discounts of $141,109 in 1994
 and $151,994 in 1993 (Note C)..........................     19,723,793     19,776,258
 Less:Allowance for loan losses.........................       (477,878)      (450,823)
                                                            -----------    -----------
   Net loans............................................     19,245,915     19,325,435
Federal funds sold and securities purchased under
 agreements to resell...................................        126,706        161,527
Trading account securities, at fair value...............          5,200          6,393
Due from customers on acceptances.......................        300,783        332,234
Premises and equipment..................................        419,012        410,022
Other assets............................................        641,227        758,707
                                                            -----------    -----------
   Total assets.........................................    $27,042,348    $28,434,617
                                                            ===========    ===========

LIABILITIES
- -----------
Deposits:
 Domestic:
  Non-interest bearing..................................    $ 5,682,136    $ 6,649,367
  Interest bearing......................................     12,928,741     13,686,027
 Overseas branches and subsidiaries.....................        900,510        796,902
                                                            -----------    -----------
   Total deposits.......................................     19,511,387     21,132,296
Funds borrowed..........................................      2,198,881      1,884,125
Bank acceptances outstanding............................        301,380        337,180
Other liabilities.......................................      1,105,331      1,123,342
Long-term debt..........................................      1,725,184      1,589,290
                                                            -----------    -----------
   Total liabilities....................................     24,842,163     26,066,233
                                                            -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note D)
- --------------------------------------

SHAREHOLDERS' EQUITY
- --------------------
Common stock: $1 par value; authorized 200.0 million
 shares; issued 145.9 million shares in 1994 and 145.8
 million shares in 1993 (including treasury shares of
 5.3 million in 1994 and .4 million in 1993)............      2,200,185      2,368,384
                                                            -----------    -----------
   Total shareholders' equity...........................      2,200,185      2,368,384
                                                            -----------    -----------
   Total liabilities and shareholders' equity...........    $27,042,348    $28,434,617
                                                            ===========    ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)

(in thousands, except per share amounts)
                                                                      Three Months Ended      Nine Months Ended
                                                                        September 30,           September 30,
                                                                      --------------------  -----------------------
                                                                        1994       1993        1994         1993
                                                                      --------  ----------  ----------   ----------
INTEREST INCOME
- ---------------
Interest and fees on loans:
 Taxable income............................................           $426,337  $  396,057  $1,227,510   $1,162,990
 Tax exempt income.........................................              5,344       7,157      17,225       22,968
Interest on investment securities:
 Taxable income............................................             33,161      44,717     104,539      144,445
 Tax exempt income.........................................              3,827       4,732      12,530       15,394
Interest on time deposits in banks.........................             18,566       9,663      44,911       34,017
Other interest income......................................              1,171       1,838       4,856        5,029
                                                                      --------  ----------  ----------   ----------
   Total interest income...................................            488,406     464,164   1,411,571    1,384,843
                                                                      --------  ----------  ----------   ----------
INTEREST EXPENSE
- ----------------
Interest on deposits.......................................             89,702      91,701     258,540      290,124
Interest on funds borrowed.................................             23,169      15,939      62,768       48,396
Interest on long-term debt.................................             23,416      18,290      60,141       54,472
                                                                      --------  ----------  ----------   ----------
   Total interest expense..................................            136,287     125,930     381,449      392,992
                                                                      --------  ----------  ----------   ----------
   NET INTEREST INCOME.....................................            352,119     338,234   1,030,122      991,851
Provision for losses on loans..............................             25,000      30,005     221,900       91,555
                                                                      --------  ----------  ----------   ----------
   NET INTEREST INCOME AFTER
    PROVISION FOR LOSSES ON LOANS..........................            327,119     308,229     808,222      900,296
                                                                      --------  ----------  ----------   ----------
NON-INTEREST INCOME
- -------------------
Service charges on deposit accounts........................             44,448      45,639     137,454      133,720
Trust income...............................................             23,166      25,387      72,379       76,994
Fees for international services............................             21,881      18,999      59,321       51,569
Debit and credit card fees.................................             16,565      16,289      47,068       45,504
Income from investment in EPS, Inc.........................              8,125       3,267      23,802       10,699
Gains (losses) on trading account securities...............                714         508       1,887        1,898
Securities gains (losses)..................................              4,223       3,306      14,143        5,461
Other operating income.....................................             14,173      42,017      65,225       99,757
                                                                      --------  ----------  ----------   ----------
   Total non-interest income...............................            133,295     155,412     421,279      425,602
                                                                      --------  ----------  ----------   ----------

NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and benefits...............................            157,935     157,445     477,883      468,479
Net occupancy..............................................             28,863      28,944      87,484       86,597
Equipment expenses.........................................             18,615      17,944      57,081       55,841
Other operating expenses...................................             92,993     114,499     388,410      314,289
                                                                      --------  ----------  ----------   ----------
   Total non-financial expenses............................            298,406     318,832   1,010,858      925,206
                                                                      --------  ----------  ----------   ----------
INCOME BEFORE INCOME TAXES.................................            162,008     144,809     218,643      400,692
- --------------------------
Provision for income taxes.................................             57,787      48,728      81,326      132,939
                                                                      --------  ----------  ----------   ----------
INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN
- ----------------------------------------------
 ACCOUNTING PRINCIPLE......................................            104,221      96,081     137,317      267,753
 --------------------
Cumulative effect of a change in accounting prin-
  ciple, net of income tax benefits of $1,846
  in 1994 and $7,005 in 1993...............................                                     (3,430)     (13,010)
                                                                      --------  ----------  ----------   ----------
NET INCOME ................................................           $104,221  $   96,081  $  133,887   $  254,743
- ----------                                                            ========  ==========  ==========   ==========
Average common shares outstanding..........................            141,033     145,702     142,581      145,431
                                                                       =======     =======     =======      =======

PER COMMON SHARE DATA
- ---------------------
Income before cumulative effect of a change in
 accounting principle......................................              $0.74       $0.66       $0.97        $1.84
                                                                         =====       =====       =====        =====
Net income.................................................              $0.74       $0.66       $0.95        $1.75
                                                                         =====       =====       =====        =====
Cash dividends declared....................................              $0.30       $0.30       $0.90        $0.84
                                                                         =====       =====       =====        =====

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                                              Common    Capital     Retained    Treasury
                                                              stock     surplus     earnings    stock         Total
                                                             --------   ---------   ---------   ----------   ---------
Nine Months Ended September 30, 1993
- ------------------------------------

Balances at beginning of year..............................  $  86,387   $ 817,391   $1,194,662   $  (3,881)  $2,094,559
Net income.................................................                             254,743                  254,743
Issuance of shares in connection with a 100%
  common stock dividend....................................     58,929     (58,929)
Change in unrealized loss on marketable equity
 securities................................................                                 250                      250
Treasury shares acquired (225 shares)......................                                          (5,799)      (5,799)
Common stock issued under employee
  benefit plans (801 new shares; 105 treasury
  shares...................................................        531      12,815         (839)      2,342       14,849
Common stock issued under dividend
  reinvestment plan (352 new shares).......................        214       8,522                                 8,736
Foreign currency translation adjustments...................                              (1,896)                  (1,896)
Common dividends declared..................................                            (108,525)                (108,525)
                                                             ---------   ---------   ----------   ---------   ----------
Balances at end of period..................................  $ 146,061   $ 779,799   $1,338,395   $  (7,338)  $2,256,917
                                                             =========   =========   ==========   =========   ==========

Nine Months Ended September 30, 1994
- ------------------------------------

Balances at beginning of year, restated (See Note A)         $ 145,740   $ 778,498   $1,451,965   $  (7,819)  $2,368,384
Net income.................................................                             133,887                  133,887
Net change in unrealized gain on invest-
  ments available-for-sale, net of tax.....................                             (37,394)                 (37,394)
Treasury shares acquired (5,849 shares)....................                                        (157,543)    (157,543)
Common stock issued under employee benefit
  plans (279 new shares; 559 treasury shares)..............        279       4,159       (6,313)     15,069       13,194
Common stock issued under dividend reinvest-
  ment plan (338 treasury shares)..........................                      8         (474)      9,315        8,849
Purchase and retirement of common stock....................       (166)       (994)      (3,583)                  (4,743)
Conversion of subordinated debt (30 new shares)............         30         684                                   714
Cash paid for fractional shares............................                                 (83)                     (83)
Foreign currency translation adjustments...................                                  90                       90
Common dividends declared..................................                            (125,170)                (125,170)
                                                             ---------   ---------   ----------   ---------   ----------
Balances at end of period..................................  $ 145,883   $ 782,355   $1,412,925   $(140,978)  $2,200,185
                                                             =========   =========   ==========   =========   ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                    ----------------------------
                                                                        1994           1993
                                                                    -------------  -------------
Operating Activities
- --------------------
Net income........................................................  $    133,887   $    254,743
Adjustments to reconcile net income to net cash provided
by operating activities:
  Cumulative effect of a change in accounting principle...........         3,430         13,010
  Provision for losses on loans...................................       221,900         91,555
  Provision for losses on OREO and writedowns.....................        33,181         11,916
  Depreciation and amortization...................................        53,008         68,209
  Securities gains, net...........................................       (14,143)        (5,461)
  Other gains.....................................................                      (11,000)
  Deferred income tax expense (benefit)...........................       (24,310)        23,216
  Increase in due to factored clients.............................       146,480        121,249
  (Increase) decrease in interest receivable......................        18,357         (1,768)
  Increase (decrease) in interest payable.........................         7,011        (46,037)
  Other assets and liabilities, net...............................       (61,163)       155,335
                                                                    ------------   ------------
     Net Cash Provided By Operating Activities....................       517,638        674,967
                                                                    ------------   ------------

Investing Activities
- --------------------
Net increase in loans.............................................      (250,613)      (860,400)
Proceeds from sales of loans......................................       664,362        509,186
Loans originated or acquired - non-bank subsidiary................   (25,895,781)   (19,741,692)
Principal collected on loans - non-bank subsidiary................    25,309,901     19,609,711
Net (increase) decrease in time deposits, principally
  eurodollars.....................................................      (282,037)       689,832
Purchases of investments held-to-maturity.........................      (798,748)
Purchases of investments available-for-sale.......................      (350,166)
Purchases of investment securities................................                   (1,674,767)
Proceeds from maturities of investments available-for-sale               306,083
Proceeds from maturities of investments held-to-maturity..........     1,054,808
Proceeds from sales of investments available-for-sale.............       465,641          4,710
Proceeds from sales of investment securities......................                      371,477
Proceeds from maturities of investment securities.................                    1,239,704
Net decrease in Federal funds sold and
    securities purchased under agreements to resell...............        34,821         68,396
Purchases of premises and equipment...............................       (72,239)       (80,238)
Proceeds from sales and paydowns on other real estate
    owned.........................................................        26,664         71,683
Other.............................................................        17,096         16,524
                                                                    ------------   ------------
     Net Cash Provided By Investing Activities....................       229,792        224,126
                                                                    ------------   ------------
Financing Activities
- --------------------
Net decrease in deposits..........................................    (1,620,909)    (1,251,162)
Proceeds from issuance of long-term debt..........................       267,115        616,519
Retirement of long-term debt......................................      (130,634)      (657,155)
Net increase in funds borrowed....................................       314,756        223,632
Cash dividends paid...............................................      (113,089)      (104,721)
Purchases of treasury stock.......................................      (157,543)        (5,799)
Other.............................................................        17,217         20,954
                                                                    ------------   ------------
     Net Cash Used In Financing Activities........................    (1,423,087)    (1,157,732)
                                                                    ------------   ------------
     Decrease In Cash And Due From Banks..........................      (675,657)      (258,639)
     Cash And Due From Banks at January 1,........................     2,521,676      2,510,001
                                                                    ------------   ------------
     Cash and due from banks at September 30,.....................  $  1,846,019   $  2,251,362
                                                                    ============   ============
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
Cash paid during the period for:
     Interest.....................................................  $    374,438   $    439,078
                                                                    ============   ============
     Income taxes.................................................  $    104,776   $    116,863
                                                                    ============   ============
Net cash received on interest rate swaps..........................  $     81,020
                                                                    ============

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 1994
NOTE A -- BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. The accompanying financial statements include the consolidated accounts of Constellation Bancorp ("Constellation"), which was acquired on March 16, 1994, and Independence Bancorp, Inc. ("Independence"), which was acquired on June 27, 1994, for all periods presented. Both transactions were accounted for under the pooling of interests method of accounting. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994.

     As previously reported in the second quarter, the accompanying financial information for December 31, 1993 and the results of operations for the three months ended March 31, 1994, which are included in the consolidated statement of income for the nine months ended September 30, 1994, have been restated to reflect merger-related charges of $127.8 million after-tax, or $0.89 per share, related to the Constellation acquisition in the first quarter of 1994, rather than in the fourth quarter of 1993. This restatement was made after discussions with the Securities and Exchange Commission staff which resulted in these charges being reflected in the quarter that the acquisition was consummated. This restatement has no effect on CoreStates' financial position as reported for March 31, 1994. The restatement also has no effect on CoreStates' basic operating results, excluding the one-time merger-related charges.

     During the first quarter of 1994, Independence recognized a $3,430,000 after-tax, or $0.02 per share, impairment loss on certain mortgage securities as a cumulative effect of a change in accounting principle. The loss was the result of a write-down to fair value of these securities, which were deemed to be impaired. This resulted from a Financial Accounting Standards Board ("FASB") 1994 interpretation of Statement of Financial Accounting Standards No. 115 ("FAS 115"). The interpretation, reached by a consensus of the FASB Emerging Issues Task Force in March 1994, provides more definitive criteria for recognition of impairment losses on these types of securities.

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE B -- PROPOSED ACQUISITION

     In March 1994, CoreStates announced a definitive agreement to acquire Germantown Savings Bank ("GSB") in a transaction to be accounted for as a purchase. Under the terms of the agreement, 55% of GSB's 4.2 million shares of common stock will be exchanged for CoreStates' common stock at a price of $62 per share, and 45% will receive cash of $62 for each share of GSB common stock. Most of the 5.4 million shares of CoreStates common stock to be issued in this transaction will be issued out of treasury stock. This agreement is subject to, among other conditions, approval by GSB's shareholders and certain regulatory authorities.

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

     Pro forma cash dividends declared per share assume that CoreStates would have declared cash dividends per share equal to the cash dividends per share actually declared by CoreStates prior to September 30, 1994.

Unaudited pro forma financial information for CoreStates and GSB combined follows:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

PRO FORMA CONDENSED COMBINED BALANCE SHEET  - September 30, 1994
(in thousands, except per share amounts)

                                               CoreStates    Germantown
                                                  and          Savings
                                              Subsidiaries       Bank       Pro Forma
                                              ------------   ----------   --------------
ASSETS
- ------
Cash and due from banks                      $ 1,846,019   $   21,682   $ 1,863,043 (a)
Time deposits, principally Eurodollars         1,601,494          140     1,601,634
Investment securities                          2,855,992      523,788     3,373,821 (d)
Loans, net of unearned discounts              19,723,793      990,446    20,695,470 (d)
Allowance for loan losses                       (477,878)     (23,646)     (501,524)
Federal funds sold and securities
 purchased under agreements to resell            126,706       21,000       140,706 (a)
Trading account securities                         5,200                      5,200
Due from customers on acceptances                300,783                    300,783
Premises, equipment and other assets           1,060,239       31,496     1,253,279 (b)(d)
                                             -----------   ----------   -----------
  Total assets                               $27,042,348   $1,564,906   $28,732,412
                                             ===========   ==========   ===========

LIABILITIES
- -----------
Deposits:
 Domestic:
  Non-interest bearing                       $ 5,682,136   $   47,559      $ 5,725,037 (a)
  Interest bearing                            12,928,741    1,350,421       14,275,904 (d)
 Overseas branches and subsidiaries              900,510                       900,510
                                             -----------   ----------      -----------
  Total deposits                              19,511,387    1,397,980       20,901,451
Funds borrowed                                 2,198,881                     2,191,881
Bank acceptances outstanding                     301,380                       301,380
Other liabilities                              1,105,331       10,830        1,152,201 (b)(d)
Long-term debt                                 1,725,184                     1,842,242 (c)
                                             -----------   ----------      -----------
  Total liabilities                           24,842,163    1,408,810       26,389,155
                                             -----------   ----------      -----------

SHAREHOLDERS' EQUITY
- --------------------
Common shareholder equity                      2,200,185      156,096        2,343,257 (c)
                                             -----------   ----------      -----------
  Total shareholders' equity                   2,200,185      156,096        2,343,257
                                             -----------   ----------      -----------
  Total liabilities and
   shareholders' equity                      $27,042,348   $1,564,906      $28,732,412
                                             ===========   ==========      ===========

  Book value per share                            $15.65       $37.20           $16.05
                                                  ======       ======           ======

See FOOTNOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET on page 10.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

FOOTNOTES TO PRO FORMA CONDENSED COMBINED BALANCE SHEET - September 30, 1994

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

(c) Represents the purchase price in the GSB acquisition using the following assumptions:

     (1) Shareholders of GSB will receive $62 in equivalent value CoreStates Common Shares for 55% of the 4,194,647 GSB Common Shares and 45% will receive $62 in cash for each GSB Common Share,for a total purchase price of $260.1 million.
     (2) The market value for CoreStates Common Shares, for purposes of GSB pro forma calculations, was assumed to be $26.50 per share.
     (3) CoreStates Common Shares issued in the GSB acquisition will equal 5.399 million shares.
     (4) The cash portion of the purchase price ($117.1 million) was assumed to be raised through the issuance of seven year notes at a fixed-rate of 8.0%.
     (5) The elimination of GSB's total shareholders' equity at September 30, 1994 after reduction for the $41.9 million, $27.3 million after-tax, of expenses directly attributable to the GSB acquisition.

(d) Represents the estimated adjustments of GSB's assets and liabilities to their fair values (which were determined using information available at the most recent practicable date), the intangible asset related to the value of the deposit base acquired, which is estimated to be approximately $30 million ($47 million including the deferred income tax effect), and the adjustment of approximately $115 million arising from the excess of the total purchase price over net assets acquired (i.e. goodwill).

PRO FORMA CONDENSED COMBINED STATEMENT OF INCOME
(in thousands, except per share amounts)

                                    Three Months Ended September 30, 1994               Nine Months Ended September 30,1994
                             -----------------------------------------------------  --------------------------------------------
                                CoreStates        Germantown                           CoreStates     Germantown
                                    and             Savings                               and          Savings
                               Subsidiaries          Bank            Pro Forma        Subsidiaries       Bank       Pro Forma
                             -----------------  ---------------  -----------------  ----------------  ----------  --------------
INTEREST INCOME
- ---------------
Interest and fees on loans            $431,681     $19,417        $452,036(b)        $1,244,735      $58,154      $1,305,704(b)
Interest on investment
 securities                             36,988       7,317          44,743(b)           117,069       21,329         139,712(b)
Interest on time deposits
 in banks                               18,566           2          18,568               44,911            4          44,915
Interest on federal funds
 sold and securities purchased
 under agreement to resell               1,130         203           1,264(a)             4,782          578           5,190(a)
Other interest income                       41                          41                   74                           74
                                      --------     -------        --------           ----------      -------      ----------
     Total interest income             488,406      26,939         516,652            1,411,571       80,065       1,495,595
                                      --------     -------        --------           ----------      -------      ----------

INTEREST EXPENSE
- ----------------
Interest on deposits                    89,702      10,020         100,265(b)           258,540      30,288          290,457(b)
Interest on funds borrowed              23,169                      23,100(a)            62,768                       62,598(a)
Interest on long-term debt              23,416                      25,776(b)            60,141                       67,145(b)
                                      --------     -------        --------           ----------     -------       ----------
 Total interest expense                136,287      10,020         149,141              381,449      30,288          420,200
                                      --------     -------        --------           ----------     -------       ----------
Net interest income                    352,119      16,919         367,511            1,030,122      49,777        1,075,395
Provision for losses on
 loans                                  25,000                      25,000              221,900         200          222,100
                                      --------     -------        --------           ----------     -------       ----------
 Net interest income after
  provision for losses on loans        327,119      16,919         342,511              808,222      49,577          853,295
                                      --------     -------        --------           ----------     -------       ----------

NON-INTEREST INCOME
- -------------------
Service charges on deposit

 accounts                               44,448         700          45,145(a)           137,454       2,056          139,505(a)
Trust income                            23,166                      23,166               72,379                       72,379
Fees for international
 services                               21,881                      21,881               59,321                       59,321
Debit and credit card fees              16,565          38          16,603               47,068         118           47,186
Securities gains (losses)                4,223         351           4,574               14,143         496           14,639
Other operating income                  23,012         199          23,211               90,914         881           91,795
                                      --------     -------        --------           ----------     -------       ----------
    Total non-interest
     income                            133,295       1,288         134,580              421,279       3,551          424,825
                                      --------     -------        --------           ----------     -------       ----------

NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and
 benefits                              157,935       5,406         163,341              477,883      15,620          493,503
Net occupancy                           28,863       1,222          30,085               87,484       3,568           91,052
Equipment expenses                      18,615         386          19,001               57,081       1,215           58,296
Other operating expenses                92,993       2,036          98,107(a)(b)        388,410       7,268          404,915(a)(b)
                                      --------     -------        --------           ----------     -------       ----------
   Total non-financial
    expenses                           298,406       9,050         310,534            1,010,858      27,671        1,047,766
                                      --------     -------        --------           ----------     -------       ----------
Income before income taxes             162,008       9,157         166,557              218,643      25,457          230,354
Provision for income taxes              57,787       3,135          59,980(b)            81,326       8,679           87,206(b)
                                      --------     -------        --------           ----------     -------       ----------
Income before cumulative
 effect of a change in
 accounting principle(c)              $104,221     $ 6,022       $106,577            $  137,317     $16,778       $  143,148(d)
                                      ========     =======       ========            ==========     =======       ==========

Average common shares
 outstanding                           141,033       4,196        146,432               142,581       4,195          147,979
                                      ========     =======       ========            ==========     =======       ==========
PER COMMON SHARE DATA
- ---------------------
Income before the
 cumulative effect
  of change in accounting
   principle                             $0.74       $1.36          $0.73                 $0.97       $3.78            $0.97(d)
                                         =====       =====          =====                 =====       =====            =====
Cash dividends declared                  $0.30       $0.30          $0.30                 $0.90       $0.55            $0.90
                                         =====       =====          =====                 =====       =====            =====

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

(b) Reflects the anticipated impact of the purchase accounting adjustments (which were determined using information available at the most recent practicable date) assuming the GSB acquisition was effective on January 1, 1994. For the purposes of determining the effects on the pro forma combined condensed statement of income, the following pro forma adjustments have been made:

    1) Amortization of the discount on the loan and investment securities portfolios and certificates of deposit and the related income tax effects.

    2) Amortization of intangibles including goodwill and deposit base intangible which was calculated using lives of 15 years and 10 years, respectively. As required by FAS 109 "Accounting for Income Taxes", the provision for income taxes assumes that the amortization of the deposit base intangible is deductible for Federal income tax purposes.

    3) Interest expense on the seven year 8.0% fixed-rate notes which were assumed to have been issued to fund the cash portion of the purchase price.

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

(d) Excluding after-tax merger-related charges of $127.8 million or $0.89 per share recorded in the first quarter of 1994 for the Constellation acquisition and $39.6 million or $0.28 per share recorded in the second quarter of 1994 for the Independence acquisition, selected pro forma operating results for the nine months ended September 30, 1994 were as follows:

     Income before cumulative effect of
       a change in accounting principle...........   $310,595
     Per share....................................      $2.10

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) - Continued

NOTE C -- LOAN PORTFOLIO

 Loans, net of unearned discounts, at September 30, 1994 and December 31, 1993 consist of the following (in thousands):

                                                September 30,  December 31,
                                                    1994           1993
                                                -------------  ------------
Domestic:
  Commercial, industrial and other:
    Highly leveraged transactions ("HLTs")....    $   477,490   $   452,137
    Other.....................................      8,060,513     7,427,314
                                                  -----------   -----------
      Total commercial, industrial and other..      8,538,003     7,879,451
                                                  -----------   -----------
  Real estate:
    Construction and development..............        329,583       367,364
    Residential...............................      2,572,599     3,121,008
    Other.....................................      3,081,758     3,175,284
                                                  -----------   -----------
      Total real estate.......................      5,983,940     6,663,656
                                                  -----------   -----------
  Consumer:
    Installment...............................      1,294,347     1,356,633
    Credit card...............................      1,293,356     1,178,972
                                                  -----------   -----------
      Total consumer..........................      2,587,703     2,535,605
                                                  -----------   -----------
  Financial institutions......................        602,566       870,489
  Factoring receivables.......................        617,348       555,211
  Lease financing.............................        793,088       728,764
                                                  -----------   -----------
      Total domestic..........................     19,122,648    19,233,176
                                                  -----------   -----------
Foreign.......................................        601,145       543,082
                                                  -----------   -----------
      Total loans.............................    $19,723,793   $19,776,258
                                                  ===========   ===========


NOTE D -- COMMITMENTS AND CONTINGENT LIABILITIES

 There are outstanding commitments or contingent liabilities which include, among other things, commitments to extend credit, interest rate contracts, letters of credit and loan guarantees undertaken in the normal course of business. Outstanding standby letters of credit at September 30, 1994 amount to $1,140 million. Management does not anticipate any significant losses as a result of these transactions.

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

     Upon consummation of the acquisitions, Constellation and Independence recorded merger-related charges in the first and second quarter of 1994, respectively, in connection with a change in strategic direction related to problem assets and to conform their consumer lending charge-off policies to those of CoreStates, and for expenses directly attributable to the acquisitions. In the first quarter of 1994, Constellation recorded merger-related charges totalling $127.8 million after-tax, or $0.89 per share. On a pre-tax basis, these merger-related charges consisted of a $120.0 million provision for loan losses, a $28.0 million addition to the OREO reserve, $13.0 million for the writedown of purchased mortgage servicing rights and related assets, and $34.0 million for expenses directly attributable to the acquisition. In the second quarter of 1994, Independence recorded merger-related charges totalling $39.6 million after-tax, or $0.28 per share. On a pre-tax basis, these merger-related charges consisted of a $25.0 million provision for loan losses, a $4.0 million addition to the OREO reserve, and $29.7 million for expenses directly attributable to the acquisition.

     Net income for the third quarter of 1994 was $104.2 million, or $0.74 per share, compared to $96.1 million, or $0.66 per share for the third quarter of 1993. Income before the cumulative effect of a change in accounting principle for the first nine months of 1994 was $137.3 million, or $0.97 per share, compared to $267.8 million, or $1.84 per share in 1993. Excluding the Independence merger-related charges recorded in the second quarter of 1994, which totalled $39.6 million after-tax, or $0.28 per share, and the Constellation merger-related charges recorded in the first quarter of 1994 of $127.8 million after-tax, or $0.89 per share, income for the nine months ended September 30, 1994 was $304.8 million, or $2.14 per share.

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------


 Third quarter of 1994 highlights included:

. An 18.91% return on average common shareholders' equity and 1.50% return on average total assets. Net income per share for the third quarter of 1994 was 12.1% above the third quarter of 1993.

. Net interest income on a taxable equivalent basis increased $12.8 million, or 3.7%, over the third quarter of 1993 primarily due to wider interest rate spreads and a lower level of non-performing assets. The net interest margin for the third quarter was 5.91%, an increase of 28 basis points from 5.63% in the prior year third quarter and an increase of 5 basis points compared to 5.86% in the second quarter of 1994.

. The provision for losses on loans for the third quarter of 1994 was $5.0 million lower than the provision recorded for the third quarter of 1993 and unchanged from the second quarter of 1994 normal provision. Non-performing assets at September 30, 1994 were $356.6 million, compared to $438.7 million at December 31, 1993 and $352.1 million at June 30, 1994. The decline in non-performing loans from December 31, 1993 resulted primarily from the second quarter charge-off and bulk sale of Constellation problem assets. The slight increase in non-performing assets from June 30, 1994 reflected the continuing decline in non-performing assets offset by the addition of a single $25 million credit to non-accrual status.

PENDING ACQUISITION - On March 7, 1994, CoreStates announced a definitive
- -------------------
agreement to acquire Germantown Savings Bank ("GSB"), which has $1.6 billion in assets. Assuming approval by GSB's shareholders and certain regulatory authorities, the transaction is expected to close in the fourth quarter of 1994. This transaction will be accounted for as a purchase, and under the terms of the agreement, 55% of GSB's 4.2 million shares of common stock will be exchanged for CoreStates' common stock at a price of $62 per share and 45% will receive cash of $62 for each share of GSB common stock. This in-market acquisition is expected to result in annual expense savings of approximately $23 million, partially offset by $11 million of amortization expense that will be recorded each year related to the intangible assets created as a result of purchase accounting. As a result of this acquisition it is expected that approximately 175 employees will be terminated.

PROCESS REDESIGN - In order to build upon CoreStates' strong financial condition
- ----------------
and sustain previous financial successes, and accomplish this goal in the competitive financial services environment in which CoreStates operates, management has authorized an intensive review of all aspects of CoreStates' operations and businesses. Based upon this review, which is scheduled to conclude in the first quarter of 1995, CoreStates will redesign its processes, as appropriate, to achieve the following objectives: (i) to enhance CoreStates' customer focus; (ii) to accelerate the development of an inclusive culture; and
(iii) to create the greatest value for customers with the most efficient use of resources.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

CoreStates expects that this review will identify many current processes which do not contribute value for customers and that the resulting process redesign will lead to reductions in the number of jobs and future expense levels, and increases in future revenues. CoreStates further expects to record a charge against earnings in the first quarter of 1995 for the costs associated with the process redesign.

The amount of the restructuring charge and the impact of the process redesigns on future results cannot be determined at this time.

INTRABANK MERGER - In August, CoreStates filed regulatory applications for the
- ----------------
merger of its New Jersey National Bank subsidiary into its Pennsylvania banking subsidiary, CoreStates Bank, N.A. The creation of a single legal bank will give customers universal access to all banking services and products at any CoreStates branch office in either state. Due to New Jersey banking laws, the legal headquarters of CoreStates Bank, N.A. will be moved from Philadelphia to Pennington, NJ.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
- ---------------------

     The following tables present the performance results of CoreStates' four core business segments; Wholesale Banking; Consumer Financial Services; Trust and Investment Management; and Electronic Payment Services ("EPS"), Inc. Affiliate for the three and nine-month periods ended September 30, 1994 and 1993. Each segment is comprised of well defined business lines with market or product-specific missions.

     Independence is shown as a separate entity. During 1994, as the new company is fully integrated into CoreStates, the respective business components of Independence will be blended into the existing business lines. It is expected that there will be a one to two quarter transition period following each acquisition before complete business line reporting can be established. During the transition period, a new acquisition may be reported separately from the existing lines of business.

Three Months Ended September 30,
($ in millions, taxable equivalent basis)

                                                                  Consumer                 Trust and
                                    Wholesale                     Financial                Investment
                                     Banking                      Services                 Management
                                --------------------         ------------------        ------------------
                                 1994        1993(a)         1994       1993(a)        1994       1993(a)
                                ------       -------         ----       -------        ----       -------
Net interest income.......     $ 158.2       $ 148.9        $151.0      $145.2        $  7.5       $  7.6
Provision for loan losses.        15.8          15.1          14.6        12.9           0.3          0.2
Non-interest income.......        54.5          54.1          38.4        45.3          22.3         24.5
Non-financial expenses....       111.3         109.9         129.4       129.8          27.3         26.6
                               -------       -------        ------      ------        ------       ------
Income before income taxes        85.6          78.0          45.4        47.8           2.2          5.3
Income tax expense........        33.9          30.2          18.0        18.4           0.9          2.0
                               -------       -------        ------      ------        ------       ------
Net income................     $  51.7       $  47.8        $ 27.4      $ 29.4        $  1.3       $  3.3
                               =======       =======        ======      ======        ======       ======
Percentage contribution...        49.6%         49.7%         26.3%       30.6%          1.3%         3.4%
Return on assets..........        1.38          1.31          1.82        1.79          0.73         1.93
Return on equity (b)......       24.86         24.89         37.75       38.12         18.42        46.76
Average assets............     $14,910       $14,488        $5,977      $6,517        $  705       $  680
Average equity (b)........     $   825       $   762        $  288      $  306        $   28       $   28



                                       EPS, Inc.
                                       Affiliate             Independence              Corporate                Total
                               -----------------------   --------------------    ---------------------    ------------------
                                  1994         1993(a)      1994       1993        1994        1993(a)      1994      1993(a)
                                 ------       ------       ------     ------      ------      ------       -----     ------
Net interest income.......     $  (1.5)     $  (1.4)     $  31.0     $  27.1      $ 10.9      $ 16.9      $ 357.1    $ 344.3
Provision for loan losses.                                   1.5         2.6        (7.2)       (0.8)        25.0       30.0
Non-interest income.......         8.0          3.2          2.4         8.5         7.7        19.8        133.3      155.4
Non-financial expenses....                                  20.3        24.2        10.1        28.3        298.4      318.8
                               -------      -------      -------     -------      ------      ------      -------    -------
Income before income taxes         6.5          1.8         11.6         8.8        15.7         9.2        167.0      150.9
Income tax expense........         2.3         (0.2)         4.0         2.8         3.7         1.6         62.8       54.8
                               -------      -------      -------     -------      ------      ------      -------    -------
Net income................      $  4.2      $   2.0       $  7.6     $   6.0      $ 12.0      $  7.6      $ 104.2      $96.1
                               =======      =======      =======     =======      ======      ======      =======    =======
Percentage contribution...         4.0%         2.1%         7.3%        6.2%       11.5%        8.0%       100.0%     100.0%
Return on assets..........       20.83        11.50         1.24        0.91        1.41        0.91         1.50       1.38

Return on equity (b)......      416.58       198.37         15.15      10.97        5.65        3.30        18.91      17.09
Average assets............     $    80      $    69       $ 2,427    $ 2,621      $3,383      $3,316      $27,482    $27,691
Average equity (b)........     $     4      $     4       $   199    $   217      $  842      $  914      $ 2,186    $ 2,231


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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

Nine Months Ended September 30,
($ in millions, taxable
 equivalent basis)

                                                                         Consumer                 Trust and
                                               Wholesale                Financial                 Investment
                                                Banking                 Services                  Management
                                         --------------------      -------------------       -------------------
                                           1994        1993(a)       1994       1993(a)        1994       1993(a)
                                         -------      --------     --------    --------      --------    --------
Net interest income....................  $ 455.8      $ 427.2      $ 442.8     $ 436.6       $  22.5     $  23.1
Provision for loan losses..............     46.6         43.2         42.4        37.4           0.8         0.8
Non-interest income....................    167.1        156.0        118.5       125.5          69.6        74.4
Non-financial expenses.................    337.9        338.6        390.7       380.3          81.3        81.1
                                         -------      -------      -------     -------       -------     -------
Income (loss) before income taxes......    238.4        201.4        128.2       144.4          10.0        15.6
Income tax expense.....................     93.7         77.1         50.1        54.8           3.8         5.6
                                         -------      -------      -------     -------       -------     -------
Net income (loss)......................  $ 144.7      $ 124.3      $  78.1     $  89.6       $   6.2     $  10.0
                                         =======      =======      =======     =======       =======     =======
Percentage contribution................    105.4%        46.4%        56.9%       33.5%          4.5%        3.7%
Return on assets.......................     1.31         1.17         1.68        1.85          1.19        1.94
Return on equity (b)...................    24.00        22.13        35.40       39.41         29.60       47.75
Average assets.........................  $14,817      $14,172      $ 6,200     $ 6,468       $   698     $   688
Average equity (b).....................  $   806      $   751      $   295     $   304       $    28     $    28

                                            EPS, Inc.
                                            Affiliate           Independence           Corporate                  Total
                                     ---------------------   ------------------   ------------------     ----------------------
                                       1994       1993(a)      1994      1993      1994(c)    1993(a)      1994         1993(a)
                                     --------   ----------    -------   -------   -------    --------    --------      --------
Net interest income.........         $  (4.4)    $  (4.3)    $  86.3   $  81.9   $   43.2    $  46.8     $1,046.2      $1,011.3
Provision for loan losses...                                     6.4       9.1      125.7        1.1        221.9          91.6
Non-interest income.........            23.7        10.7        14.9      22.0       27.5       37.0        421.3         425.6
Non-financial expenses......                                    64.8      70.1      136.2       55.1      1,010.9         925.2
                                     -------     -------     -------   -------   --------    -------     --------      --------
Income (loss) before income taxes       19.3         6.4        30.0      24.7     (191.2)      27.6        234.7         420.1
Income tax expense..........             6.8        (0.3)       10.4       7.6      (67.4)       7.5         97.4         152.3
                                     -------     -------     -------   -------   --------    -------     --------      --------
Net income (loss)...........         $  12.5     $   6.7     $  19.6   $  17.1   $ (123.8)   $  20.1       $137.3(d)   $  267.8(d)
                                     =======     =======     =======   =======   ========    ========    ========      ========
Percentage contribution.....             9.1%        2.5%       14.3%      6.4%     (90.2)%      7.5%       100.0%        100.0%
Return on assets............           21.99       12.98        1.05      0.87      (4.86)      0.73         0.66(d)       1.29(d)
Return on equity (b)........          417.81      223.95       12.36     10.73     (17.89)      3.09         8.09(d)      16.50(d)
Average assets..............         $    76     $    69     $ 2,503   $ 2,624   $  3,404    $ 3,673      $27,698      $ 27,694
Average equity (b)..........         $     4     $     4     $   212   $   213   $    925    $   870      $ 2,270      $  2,170



(a) Restated to include Constellation.
(b) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets. Equity for Independence reflects that entity's legal equity.
(c) Includes $120.0 million in the provision and $75.0 million in other operating expenses related to the Constellation acquisition and $25.0 million in the provision and $33.7 million in other operating expenses related to the Independence acquisition.
(d) Based on income before cumulative effect of a change in accounting principle.

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

     WHOLESALE BANKING is organized into six business lines: Corporate and Institutional Banking; Investment Banking; Cash Management; International Banking; Corporate Middle Market; and Specialized Finance. Net income for the third quarter was $51.7 million, or 8.2% above the third quarter of 1993, while September year-to-date net income was $144.7 million, or 16.4% above last year. These increases were due primarily to increases in net interest income and non-interest income. Net interest income was 6.2% above third quarter of 1993 and 6.7% above 1993 year-to-date. This improvement was due to lower non-performing loans, higher loan and deposit volumes, wider spreads on prime-based loans and interest and fees received on factoring volumes. Average loan outstandings were above 1993 by 5.7% for the quarter and 7.7% year-to-date. Non-interest income was above 1993 levels by .7% and 7.1% for the third quarter and year-to-date, respectively. This improvement was primarily due to increases in fees for international services and other operating income. Non-financial expenses were 1.3% above the third quarter of 1993 and .2% below 1993 on a year-to-date basis.

     CONSUMER FINANCIAL SERVICES includes the following business lines:
Community Banking; Specialty Products; and Mortgage Banking. Specialty Products ("SPG") includes Credit Card, Student Lending, Synapsys and CardLinx. Community Banking's 1993 results include five Virgin Islands branches and related operations areas, all of which were sold on September 30, 1993. From a net operating earnings standpoint, the impact of the Virgin Islands was insignificant and the following discussion excludes the Virgin Islands to facilitate a meaningful review of the operating trends of the remaining businesses.

Net income for the third quarter was $27.3 million, or $2.0 million below the third quarter of 1993, excluding the Virgin Islands, while September year-to-date net income was $77.9 million, or $11.9 million below 1993. These declines were primarily attributable to decreases in non-interest income for both the third quarter and year-to-date and an increase in non-financial expenses for the year-to-date period.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - CONTINUED
- ---------------------

Net interest income increased $7.9 million and $12.7 million for the quarter and year-to-date, respectively, when compared to the prior year. For the quarter, growth of $6.0 million in SPG net interest income primarily resulted from an increase in credit card outstandings. In Community Banking, net interest income growth of $1.9 million was due to improved deposit spreads, partially offset by declines in loan outstandings resulting from portfolio sales. On a year-to-date basis, the $12.7 million net interest income improvement reflects an increase of $18.7 million, or 21.9% at SPG. This was partially offset by a $6.0 million decrease in Community Banking's net interest income, reflecting the impact of lower loan outstandings due to portfolio sales and lower deposit spreads in the first quarter of 1994.

The loan loss provision increased by $1.8 million and $5.4 million for the quarter and year-to-date, respectively, in conjunction with the growth in credit card outstandings.

Non-interest income of $38.3 million for the third quarter reflects a decline of $6.7 million from 1993. In Community Banking, the majority of this decline was the result of lower mortgage income primarily at Constellation, with a smaller decline in securitization income. For the year-to-date, total non-interest income was $6.4 million lower than 1993 also due primarily to lower mortgage revenues and securitization income, partially offset by higher service charges on deposits.

Non-financial expenses for the group grew by $1.7 million, or 1.3% for the quarter and $17.7 million, or 4.8% for the year-to-date in comparison to 1993. SPG expenses grew by 7.2% for the quarter and 17.5% over the first nine months, primarily as the result of aggressive marketing efforts to increase the credit card portfolio in 1994, as well as an incremental increase in expenses due to greater credit card outstandings year to year. Excluding SPG, total expenses for the group were level with 1993 for the quarter and grew by only 2.2% year-to-date. This reflects management's ongoing efforts to control costs as well as efficiencies realized from the Constellation acquisition.

     TRUST AND INVESTMENT MANAGEMENT is organized into four business lines:
Institutional Trust; Personal Trust; Private Banking; and Investment Management. Net income of $1.3 million for the third quarter was down $2.0 million from the third quarter of 1993, and net income of $6.2 million year-to-date was down $3.8 million from 1993. The decline in net income for the quarter is due primarily to a 9.0% decline in non-interest income. The decline in net income year-to-date is due to a 2.6% decline in net interest income and a 6.5% decline in non-interest income. The decline in net interest income was due to soft loan demand and narrower spreads in Private Banking, and lower balance credits in Institutional Trust. Bond refunding levels in early 1993 have not been repeated in 1994 thus reducing the level of balances that generate revenue in Institutional Trust. The decline in non-interest income for the third quarter and year-to-date versus 1993 was caused by declines in the financial markets which generated lower asset values, as well as the loss of several Institutional accounts. Fee growth for the quarter and year-to-date continues to be hampered by lower than anticipated new business and declines in the financial markets. Fee growth in Investment Services partially offset the declines in the Personal Financial Services and Institutional businesses, due in part to asset growth in the CoreFund family of Mutual Funds. Asset growth in the CoreFund family of Mutual Funds for the quarter and year-to-date was 2.6% and 2.4%, respectively, above 1993.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

     ELECTRONIC PAYMENT SERVICES, INC. includes the following business lines: the MAC automated teller machine ("ATM") network and POS processing. The MAC and POS business lines were contributed to Electronic Payment Services, Inc. ("EPS") on December 4, 1992, a joint venture that combines the separate consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Bank Corp and Society Corporation into the nation's leading provider of ATM and POS processing services. The exchange generated a deferred gain of approximately $136 million.

     In December, 1993, CoreStates and EPS mutually agreed to enter into a recapitalization of EPS involving the EPS preferred stock held by CoreStates. In exchange for substantially all of the preferred stock, CoreStates received from EPS a ten-year 6.45% note providing for equal principal payments over the life of the note. The recapitalization does not affect the amount of the deferred gain generated in the 1992 contribution of the business lines to EPS, but does change the timing of the deferred gain recognition from a five-year period beginning in 1996 to a ten-year period beginning in 1994.

     Net income totalled $4.2 million for the quarter and $12.5 million year-to-date. This represents increases of $2.2 million and $5.8 million for the quarter and year-to-date, respectively, versus 1993. Most of the current quarter and year-to-date increase from the prior year is due to recognition of the EPS deferred gain. The 1994 results include non-interest income from recording CoreStates' 31% share of EPS earnings, partial recognition of the EPS deferred gain, and interest income on the $250 million promissory note, partly offset by an interest carrying charge of $1.5 million for the quarter and $4.4 million year-to-date on the net investment in EPS. Loss of prior year's favorable tax treatment on the preferred dividends is offset by higher income recognition on the $250 million promissory note.

     INDEPENDENCE net income for the third quarter of 1994 was $7.6 million, or 26.7% above 1993, while year-to-date net income was $19.6 million, or 14.6% above 1993. Net interest income increased $3.9 million, or 14.4% over the third quarter of 1993 and $4.4 million, or 5.4% year-to-date versus 1993. Non-interest income decreased $6.1 million for the quarter and $7.1 million year-to-date due to the reduction in gains on sales of mortgages resulting from lower refinance activity in 1994. Non-financial expenses were below 1993 levels by $3.9 million, or 16.1% for the third quarter, and by $5.3 million, or 7.6% for the year-to-date due to the curtailment of new expenditures in anticipation of the merger, and merger-related cost efficiencies.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME
- -------------------

     The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the third quarter of 1994 was $357.1 million, an increase of $12.8 million, or 3.7%, from the third quarter of 1993. The net interest margin at 5.91% improved 28 basis points from the third quarter of 1993. The increase in the level of taxable equivalent net interest income and the net interest margin were primarily a result of: wider interest rate spreads as the rates earned on domestic loans increased 55 basis points from the third quarter of 1993 while the rate paid on domestic deposits decreased 7 basis points, and a lower level of non-performing assets.

     Taxable equivalent net interest income for the third quarter of 1994 increased $2.0 million, or 0.6%, compared to the second quarter of 1994. The modest growth in third quarter interest income as compared to the second quarter of 1994 principally reflected stable interest rates spreads, as the rates earned on domestic loans increased 27 basis points, while the rates paid on domestic deposits also increased 14 basis points, and a $294 million decrease in average loan volume due to bulk sales of certain loans acquired with Constellation.

     For the nine-month period ended September 30, 1994, taxable equivalent net interest income increased $34.9 million, or 3.5%, from the comparable period in 1993. This increase principally reflects: wider interest rate spreads as the rates paid on domestic deposits decreased 28 basis points, while the rates earned on domestic loans increased 13 basis points, a $371 million increase in non-interest bearing funding, and a $577 million increase in average domestic loan volume.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------

     The following tables compare taxable equivalent net interest income for the three months ended September 30, 1994 versus the third quarter of 1993 and the second quarter of 1994, respectively and the nine months ended September 30, 1994 versus the nine months ended September 30, 1993 (in millions):

Taxable Equivalent
Net Interest Income
- -------------------


                                         THREE MONTHS ENDED                    INCREASE (DECREASE)
                                  -------------------------------        ------------------------------
                                   Sept. 30,   Sept.  30, June 30,        Sept. 1994/       Sept. 1994/
                                     1994         1993     1994           Sept. 1993         June 1994
                                  ----------  ----------  --------       -------------    -------------
Total interest income...........     $488.4       $464.2   $474.0             $24.2            $14.4
Tax equivalent adjustment.......        5.0          6.0      5.4              (1.0)            (0.4)
                                   --------     --------   ------             -----            -----
Tax equivalent interest income        493.4        470.2    479.4              23.2             14.0
Total interest expense..........      136.3        125.9    124.3              10.4             12.0
                                   --------     --------   ------             -----            -----
Taxable equivalent net
 interest income................     $357.1       $344.3   $355.1             $12.8            $ 2.0
                                   ========     ========   ======             =====            =====

Interest rate spread............       5.12%        4.91%    5.11%
                                       ====         ====     ====

Net interest margin.............       5.91%        5.63%    5.86%
                                       ====         ====     ====



                                              NINE MONTHS ENDED SEPTEMBER 30,
                                             --------------------------------
                                                                     Increase
                                                 1994         1993  (decrease)
                                             ----------     -------- ---------
Total interest income...........               $1,411.6     $1,384.8   $ 26.8
Tax equivalent adjustment.......                   16.0         19.5     (3.5)
                                               --------     --------   ------
Tax equivalent interest income..                1,427.6      1,404.3     23.3
Total interest expense..........                  381.4        393.0    (11.6)
                                               --------     --------   ------
Tax equivalent net
 interest income................               $1,046.2     $1,011.3    $34.9
                                               ========     ========   ======

Interest rate spread............                   5.01%        4.88%
                                                   ====         ====

Net interest margin.............                   5.78%        5.61%
                                                   ====         ====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NET INTEREST INCOME - CONTINUED
- -------------------------------

The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

                                                 Increase                         Increase                     Increase
                                         (decrease) in interest           (decrease) in interest       (decrease) in interest
                                     ------------------------------   -----------------------------  --------------------------
                                          Three Months Ended               Three Months Ended               Nine Months Ended
                                        September 30, 1994/1993      September 30, 1994/June 30, 1994    September 30, 1994/1993
                                     ------------------------------  --------------------------------  --------------------------
                                                    Change                           Change                        Change
                                                 attributable to                  attributable to               attributable to
                                     Income/   --------------------   Income/   -------------------  Income/   -----------------
                                     expense      Volume    Rate      expense    Volume     Rate     expense    Volume     Rate
                                     -------      ------    ----      -------    ------     ----     -------    ------     ----
INTEREST EARNING ASSETS
- ---------------------------
Time deposits-Eurodollars            $  8.9        $ 3.0   $ 5.9       $ 7.0      $ 1.0     $ 6.0    $ 10.9     $  2.4    $  8.5
Investment securities                 (12.8)        (9.3)   (3.5)       (3.3)      (2.2)     (1.1)    (43.9)     (24.9)    (19.0)
Federal funds sold                     (0.7)        (1.2)    0.5        (0.1)      (0.4)      0.3      (0.2)      (1.6)      1.4
Trading account securities              0.0          0.0     0.0         0.1        0.0       0.1       0.1        0.1       0.0
Loans:
- -  Domestic                            26.4          3.2    23.2        10.1       (5.9)     16.0      55.1       43.0      12.1
- -  Foreign                              1.4          1.2     0.2         0.2        0.4      (0.2)      1.3        1.3       0.0
                                     ------        -----   -----       -----      -----     -----    ------     ------    ------
    Total interest income              23.2         (3.1)   26.3        14.0       (7.1)     21.1      23.3       20.3       3.0
                                     ------        -----   -----       -----      -----     -----    ------     ------    ------
INTEREST BEARING FUNDS
- ---------------------------
Deposits:
  Domestic                             (5.6)        (3.7)   (1.9)        3.5       (0.3)      3.8     (38.0)     (17.2)    (20.8)
  Overseas                              3.6          1.0     2.6         4.1        0.3       3.8       6.5        1.2       5.3
Funds borrowed:
  Federal funds purchased               3.8         (0.5)    4.3         2.4        0.9       1.5       1.8       (4.9)      6.7
  Other                                 3.5          0.7     2.8        (1.9)      (0.5)     (1.4)     12.6        7.4       5.2
Long-term debt                          5.1          1.5     3.6         3.9        0.2       3.7       5.5        7.2      (1.7)
                                     ------        -----   -----       -----      -----     -----    ------     ------    ------
  Total interest expense               10.4         (1.0)   11.4        12.0        0.6      11.4     (11.6)      (6.3)     (5.3)
                                     ------        -----   -----       -----      -----     -----    ------     ------    ------

NET INTEREST INCOME                  $ 12.8        $(2.1)  $14.9       $ 2.0      $(7.7)    $ 9.7    $ 34.9     $ 26.6    $  8.3
- ---------------------------          ======        =====   =====       =====      =====     =====    ======     ======    ======

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NET INTEREST INCOME - CONTINUED
- -------------------------------


  The effect of cash basis and other non-performing loans on interest income and net interest income for the three and nine-month periods ended September 30, 1994 and 1993 was as follows (in millions):

                                                   Three            Nine
                                                Months Ended    Months Ended
                                                September 30,   September 30,
                                               ---------------  -------------
                                                 1994    1993    1994   1993
                                               --------  -----  ------  -----

Interest income due on non-performing loans
  in accordance with their original terms....    $ 6.4   $ 7.2   $20.3  $22.2
Interest income on non-performing loans
  reflected in total interest income.........      7.4     4.3    17.5   13.5
                                                 -----   -----   -----  -----

Net reduction in interest income.............    $(1.0)  $ 2.9   $ 2.8  $ 8.7
                                                 =====   =====   =====  =====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------

  The provision for loan losses for the third quarter of 1994 was $5.0 million lower than the provision for the prior year third quarter. The decrease in the loan loss provision resulted primarily from continued improvement in the outlook for credit quality and in credit quality indicators, including a 18.7% decline in non-performing assets from December 31, 1993.

  The following table presents an analysis of changes in the allowance for loan losses for the three and nine-month periods ended September 30, 1994 and 1993 (in millions):

                                               Three Months Ended       Nine Months Ended
                                                  September 30,            September 30,
                                               ----------------------  ----------------------
                                                   1994      1993         1994       1993
                                               ----------  ----------  ----------  ----------

Balance at beginning of period..............   $475.3       $452.6     $ 450.8       $442.3
Allowance for loans sold at date of sale....                                           (0.4)
Provision charged to operating expense......     25.0         30.0       221.9 (a)     91.6
Loan charge-offs............................    (39.4)       (49.4)     (241.5)(b)   (145.9)
Recoveries of loans previously charged off..     17.0         14.1        46.7         59.7
                                               ------      -------     -------       ------
  Net loan charge-offs......................    (22.4)       (35.3)     (194.8)       (86.2)
                                               ------      -------     -------       ------
Balance at end of period....................   $477.9       $447.3     $ 477.9       $447.3
                                               ======      =======     =======       ======


Ratios:
Net charge-offs (annualized) as a
  percentage of average total loans.........     0.46%         0.73%       1.33%        0.61%
                                               ======      ========     =======       ======

Allowance for loan losses as a
  percentage of loans at end of period......     2.42%        2.32%
                                               ======      ========

Allowance for loan losses as a percentage
  of non-performing loans...................    171.6%       126.83%
                                               ======      ========

- -----------------------------------------------

(a) Includes merger-related provisions of $120.0 million in the first quarter of 1994 related to the Constellation acquisition and $25.0 million in the second quarter of 1994 related to the Independence acquisition.
(b) Reflects net loan charge-offs of $103.1 million recorded in the second quarter of 1994 related to problem assets acquired with Constellation.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED
- ---------------------------------------

  The following tables reflect the distribution of net loan charge-offs by loan type for the three and nine-month periods ended September 30, 1994 and 1993 (in millions):

                                                        Three Months Ended               Three Months Ended
                                                        September 30, 1994               September 30, 1993
                                                ---------------------------------  ---------------------------------
                                                                           % of                              % of
                                                               % of        Total                 % of       Total
                                                     Net      Average       Net        Net      Average      Net
                                                   Charge-     Loan       Charge-    Charge      Loan       Charge-
                                                     offs     Type(a)      offs       offs      Type(a)      offs
                                                ------------  ---------  --------  ----------  ----------  ---------
Domestic:
 Commercial, industrial and other.............  $ 5.2           0.2%       23.2%     $ 22.6       1.2%       64.0%
 Real estate:
  Construction and development loans..........    2.2           2.7         9.8         1.2       1.2         3.4
  Other.......................................    6.8           0.5        30.4         5.5       0.3        15.6
 Consumer:
  Credit Card.................................    7.7           2.4        34.4         5.5       2.2        15.6
  Installment.................................    0.5           0.2         2.2         1.0       0.3         2.8
 Other (b)....................................                                          0.2                   0.6
                                                -----                    ------      ------                ------
  Total domestic..............................   22.4           0.5       100.0        36.0       0.8       102.0
                                                -----                    ------      ------                ------
 Foreign (c)..................................                                         (0.7)     (0.6)       (2.0)
                                                -----                    ------      ------                ------
 Total net charge-offs........................  $22.4           0.5%      100.0%     $ 35.3       0.7%      100.0%
                                                =====        ======      ======      ======      ====      ======

                                                        Nine Months Ended                  Nine Months Ended
                                                        September 30, 1994                 September 30, 1993
                                                ---------------------------------  ---------------------------------
                                                                           % of                              % of
                                                                 % of      Total                 % of       Total
                                                     Net        Average    Net      Net        Average       Net
                                                    Charge-      Loan     Charge-  Charge-      Loan        Charge-
                                                     offs       Type(a)    offs     offs       Type(a)       offs
                                                -----------   ---------  --------  -------     --------    ---------
Domestic:
 Commercial, industrial and other.............     $ 71.9       1.1%       36.9%   $ 38.7         0.7%       44.9%
 Real estate:
  Construction and development loans..........        6.1       2.4         3.1       5.0         1.5         5.8
  Other.......................................       90.2       2.0        46.3      28.6         0.6        33.2
 Consumer:
  Credit card.................................       20.9       2.3        10.7      17.6         2.3        20.4
  Installment.................................        5.5       0.6         2.9       4.3         0.4         5.0
 Other (b)....................................        0.2                   0.1       0.2                     0.2
                                                   ------                ------    ------                --------
  Total domestic..............................      194.8       1.4       100.0      94.4         0.7       109.5
                                                   ------                ------    ------                --------
Foreign (c)...................................                                       (8.2)       (2.0)       (9.5)
                                                   ------                ------    ------                --------
  Total net charge-offs.......................     $194.8(d)    1.3%      100.0%   $ 86.2         0.6%      100.0%
                                                =========     =====      ======    ======      ======    ========

- -------------------------------------------
(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.
(c) Reflects net recoveries on LDC assets of $0.7 million for the three months ended September 30, 1993 and $8.2 million for the nine months ended September 30, 1993.
(d) Reflects net loan charge-offs of $103.1 million recorded in the second quarter of 1994 related to problem assets acquired with Constellation.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
- ------------------------------------------------

  Total non-performing assets at September 30, 1994 decreased $82.1 million, or 18.7%, from December 31, 1993. Most of the decrease from December 31, 1993 was in the real estate category, which decreased $79.9 million primarily due to the bulk sale of Constellation loans and OREO, and the $28 million addition to the Constellation OREO reserve during the first quarter of 1994. The commercial and industrial loan portfolio declined by $30.6 million mostly due to loan charge-offs against the Constellation portfolio.

  The following table summarizes non-performing assets at September 30, 1994 and
December 31, 1993 (in millions):
                                                    September 30,   December 31,
                                                        1994          1993
                                                    ------------    -----------
Non-accrual loans..........................           $276.2         $246.7
Renegotiated loans.........................              2.3           56.5
                                                      ------         ------
  Total non-performing loans...............            278.5          303.2
Other real estate owned (OREO):
 Acquired through foreclosure..............             57.6           90.9
 In-substance foreclosure..................             15.8           38.4
 Property formerly used in
  banking operations.......................              4.7            6.2
                                                      ------         ------
  Total other real estate owned............             78.1          135.5
                                                      ------         ------
Total non-performing assets................           $356.6         $438.7
                                                      ======         ======

  The following table reflects the distribution of non-performing assets by loan type at September 30, 1994 and December 31, 1993 (in millions):

                                            September 30, 1994  December 31,1993
                                            ------------------  ----------------
                                                         % of               % of
                                                Non-     Loan      Non-     Loan
Domestic:                                   performing   Type   performing  Type
                                            ----------   -----  ----------  ----
Commercial, industrial and other:
  HLTs..................................      $  3.0    0.6%      $  5.1   1.1%
  Other.................................        89.0    1.0        117.6   1.5
                                              ------              ------
    Total commercial, industrial and            92.0    1.0        122.7   1.5
                                              ------              ------
      other.............................
Real estate:
  Construction and development loans....        13.4    4.1         19.7   5.4
  Other loans...........................       141.6    2.5        157.8   2.5
  Other real estate owned...............        78.1               135.5
                                              ------              ------
    Total real estate...................       233.1    2.6        313.0   2.7
                                              ------              ------
Consumer................................         1.2                 1.0
                                              ------              ------
Other domestic loans(a).................        30.1    2.2          1.8   0.1
                                              ------              ------
  Total domestic non-performing assets         356.4    1.9        438.5   2.3
                                              ------              ------
Foreign loans.............................        .2                  .2
                                              ------              ------
  Total non-performing assets(b)........      $356.6    1.8%      $438.7   2.2%
                                              ======    ===       ======   ===
  % Total assets........................         1.3%                1.5%
                                              ======                 ===

- ------------------------------------------------------------------

(a)  Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $51 million and $53 million at September 30, 1994 and December 31, 1993, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - CONTINUED
- ------------------------------------------------

   The following table summarizes the components of the quarterly change in non-performing assets for 1994 (in millions):

                                                            Quarter              Nine
                                                  ---------------------------
                                                   First    Second     Third    Months
                                                  -------  --------   -------   ------
  Beginning balance............................    $439     $ 501     $353       $ 439
  Additions....................................     132       125       74         331
  Return to accrual............................     (15)      (37)      (1)        (53)
  Payments.....................................     (26)     (102)     (46)       (174)
  Charge-offs..................................     (29)     (134)     (23)       (186)
                                                   ----     -----     ----       -----
   Net change..................................      62      (148)       4         (82)
                                                   ----     -----     ----       -----
  Ending balance...............................    $501     $ 353     $357       $ 357
                                                   ====     =====     ====       =====

NON-INTEREST INCOME
- -------------------

  Total non-interest income for the third quarter of 1994 decreased $22.1 million, or 14.2%, from the third quarter of 1993. This 14.2% decrease results principally from a $27.8 million, or 66.3% decrease in other operating income, principally reflecting a one-time $11.0 millon gain recorded on the sale of five branches in the Virgin Islands in the third quarter of 1993 and the impacts of businesses experiencing acquisition-related changes including a $4.5 million decrease in related ongoing revenues, losses of $2.5 million on sales of assets in the third quarter of 1994 and gains of $3.9 million on sales of assets in the third quarter of 1993. Non-interest income for the third quarter of 1994 reflects flat revenues from CoreStates' fee-based businesses as a $2.9 million, or 15.2%, increase in fees for international services was offset by a $2.2 million, or 8.7%, decrease in trust income and a $1.2 million, or 2.6%, decrease in service charges on deposit accounts. Income related to CoreStates' investment in Electronic Payment Services, Inc. ("EPS") was up $4.9 million for the third quarter as a result of the late 1993 restructuring of that investment.

  Investment securities gains in the third quarter of 1994 were $4.2 million compared to $3.3 million in the prior year third quarter. The third quarters of 1994 and 1993 include gains of $2.8 million and $2.9 million, respectively, recorded on sales of certain bank stock investments.

  For the nine-month period ended September 30, 1994, non-interest income decreased $4.3 million, or 1.0% from the comparable prior year period.
Excluding the impact of gains on investment securities, year-to-date non-interest income decreased $13.0 million, or 3.1%. For the 1994 nine-month period, service charges on deposit accounts increased $3.7 million, or 2.8%, fees for international services increased $7.8 million, or 15.0%, and income from the EPS joint venture increased $13.1 million. Other operating income decreased $34.5 million, or 34.6% from the same period last year. This decrease principally reflects one-time gains recorded in 1993, including the $11.0 million branch sale gain and a $5.0 million gain on prepayment of long-term debt, and the impacts of businesses experiencing acquisition-related changes.

  Investment securities gains for the nine-month period ended September 30, 1994 were $14.1 million compared to $5.5 million in the same period last year. Year-to-date 1994 investment securities gains include $5.0 million recorded on sales of certain investments acquired with Constellation and $7.1 million of gains on sales of certain bank stock investments. Prior year investment securities gains reflect a $2.2 million net gain recorded on foreign equity securities and a $2.9 gain recorded on sales of bank stocks.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
- ------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
- ---------------------------------------
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
- ----------------------------------------------------------

NON-FINANCIAL EXPENSES
- ----------------------

  Total non-financial expenses were $298.4 million in the third quarter of 1994, a decrease of $20.4 million, or 6.4% from the third quarter of 1993. Total non-financial expenses in the third quarter of 1993 included a $10.0 million one-time restructuring charge for the formation of the new Transys business unit. Excluding the one-time charge, non-financial expenses decreased 3.4% reflecting some progress toward achieving efficiencies from recent acquisitions.

  For the nine-month period ended September 30, 1994, non-financial expenses increased $85.7 million or 9.3%. Excluding the impacts of merger-related costs of $75.0 million for the Constellation acquisition recorded in the first quarter of 1994, $33.7 million for the Independence acquisition recorded in the second quarter of 1994 and the $10.0 million restructuring charge in the third quarter of 1993, non-financial expenses decreased $13.0 million, or 1.4%, reflecting CoreStates' continuing emphasis on expense management and some progress toward achieving efficiencies from recent acquisitions.


CAPITAL MANAGEMENT
- ------------------

  CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at September 30, 1994 under risk-based capital guidelines was $2.2 billion, or 9.1% of risk-weighted assets, for Tier I capital and $3.1 billion, or 13.2%, for total risk-based capital. Tier I capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier I capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at September 30, 1994 are above the risk-based capital standards that require all banks to have Tier I capital of at least 4% and total capital of 8%.

  Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets), CoreStates had a leverage ratio of 7.9% at September 30, 1994. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial, or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

CAPITAL MANAGEMENT - CONTINUED
- ------------------

  Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at September 30, 1994 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.

                                     Regulatory Capital Ratios    Total
                                    ----------------------------
                                     Tier I    Total   Leverage   Assets
                                    --------  -------  ---------  ------
                                              ($ in billions)

CoreStates Bank, N.A..............      8.4%    10.8%       7.5%   $17.3
New Jersey National Bank..........      8.6     11.9        5.4      6.2
CoreStates Bank of Delaware, N.A..     11.4     14.1       12.2      0.7
Bucks County Bank.................     11.4     12.6        8.6      1.1
Cheltenham Bank...................     14.4     15.7       10.0      0.4
Lehigh Valley Bank................     14.1     15.4       10.2      0.4
Third National Bank and
 Trust Company of Scranton........     11.7     12.7        9.5      0.4

  CoreStates' dividend on its common stock was $0.30 per share in the third quarter of 1994 and the third quarter of 1993, both reflecting the Stock Dividend. The common dividend payout ratio was 40.5% for the third quarter of 1994, compared to 45.5% for the third quarter of 1993.

INTEREST RATE RISK MANAGEMENT
- -----------------------------

Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. CoreStates' management emphasizes stable net interest income throughout rate cycles, with the result that intermediate and longer term considerations take precedence over short-term profitability.

At CoreStates, measurement of interest rate risk focuses on potential changes in net interest income identified through computer simulations against both rising and falling interest rates. Longer term repricing risks are measured and controlled through gap analysis. All measurements of interest rate risk include the impact of off-balance sheet activities. Under CoreStates' policy, rate changes of at least 200 basis points over a six-month period are simulated monthly with rate related negative net interest income volatility over a twelve-month horizon limited to 4% of shareholders' equity. Based on historical data, 95% of the time rates have changed by less than 200 basis points over a six-month period. Included in these simulations are all contractual repricing risks, the impact of prepayments in the loan and securities portfolios, potential spread and volume changes on consumer deposits and fluctuations in the value of non-interest bearing funding sources. CoreStates believes that the spread between the prime rate and financial market rates is a function of both interest rates and credit conditions. While changes in the prime spread are included in simulation, only that portion believed to be interest rate related is subject to the policy guidelines.

As a matter of practice, positions are generally managed to produce significantly lower volatility than policy guidelines would permit. Current simulations show that CoreStates' net interest income volatility over one year due to a 200 basis point change in short-term interest rates is relatively neutral. Reflecting its interest rate risk management philosophy, CoreStates' net interest margin results from strong relationship business profitability rather than a temporarily favorable interest rate environment.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

OFF-BALANCE SHEET INSTRUMENTS AND DERIVATIVE ACTIVITIES
- -------------------------------------------------------

CoreStates uses off-balance sheet derivative instruments primarily to manage CoreStates' interest rate risk. CoreStates believes that interest rate risk management must be balanced with liquidity and capital management. Therefore, CoreStates uses off-balance sheet instruments to modify its rate sensitivity and consequently, avoids the unnecessary leverage and liquidity impairment which would result from on-balance sheet alternatives. CoreStates also uses interest rate contracts to provide risk management services for its customers.
CoreStates does not use derivative instruments for speculative investment.

Interest Rate Risk Related Derivative Activities
- ------------------------------------------------

CoreStates has a naturally asset sensitive balance sheet as a result of its
basic loan and deposit businesses.   Commercial and consumer loan activities
tend to have short-term repricing characteristics versus the longer term repricing nature of CoreStates' funding sources. These relationship portfolios have a positive effect on earnings in a rising rate environment and a negative effect in a falling rate environment. Off-balance sheet and derivative market instruments are primarily used to balance CoreStates' natural repricing mismatch. Given this balance, the effect on CoreStates' earnings for interest rate movement is modest regardless of direction.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

OFF-BALANCE SHEET INSTRUMENTS AND DERIVATIVE ACTIVITIES - continued
- -------------------------------------------------------

Interest Rate Risk Related Derivative Activities - continued
- ------------------------------------------------

The following schedule reflects outstanding derivative positions as of September 30, 1994 and the major balance sheet category to which they relate. Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant due to its practice of maintaining a relatively balanced interest sensitivity position. At September 30, 1994, the notional amounts and the unrealized gains/losses on CoreStates derivative portfolios were as follows:



Outstanding Derivatives by Balance Sheet Category
As of September 30, 1994
(in millions)
                                Interest   Interest   Interest
                                  Rate       Rate       Rate       Other
                                  Swaps     Futures     Caps    Derivatives  Total
                                --------   --------   --------  -----------  -----
Assets:
 Notional amount............     $2,026      $1,877    $  802      $165      $4,870
 Unrealized gains...........         13                     5         1          19
 Unrealized losses..........         43           1         8                    52

Core Deposits:
 Notional amount............      3,295                   300                 3,595
 Unrealized gains...........         14                     9                    23
 Unrealized losses..........         49                                          49

Long-term Debt:
 Notional amount............        781                    25                   806
 Unrealized gains...........          6                                           6
 Unrealized losses..........         51                     1                    52

Total:
 Notional amount............     $6,102      $1,877    $1,127      $165      $9,271
                                 ======      ======    ======      ====      ======
 Unrealized gains...........     $   33      $    -    $   14      $  1      $   48
                                 ======      ======    ======      ====      ======
 Unrealized losses..........     $  143      $    1    $    9      $  -      $  153
                                 ======      ======    ======      ====      ======

Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. When CoreStates allocates interest rate swaps to assets, the swaps are generally used to make the interest rate sensitivity of short-term assets longer. When associated with core deposits and long-term debt, interest rate swaps are most often used to shorten the repricing characteristics of longer term liabilities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

OFF-BALANCE SHEET INSTRUMENTS AND DERIVATIVE ACTIVITIES - continued
- -------------------------------------------------------

Interest Rate Risk Related Derivative Activities - continued
- ------------------------------------------------

The repricing schedule below summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. As of September 30, 1994, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios.


Repricing Schedule of Interest Rate Swaps
As of September 30, 1994
(in millions)
                                                         Years
                                      ------------------------------------------------
                                        0-1     1-2       2-3      3-4    4-5   over 5  Total
                                      -----     ---     ------   ------  -----  ------  -----
Receive Fixed/Pay Floating
 Receive   Notional...............    $1,286   $1,519    $727    $469  $ 863   $ 720   $5,584
           Rate...................      6.00%    6.68%   6.60%   6.12%  6.50%   6.50%    6.41%
 Pay       Notional...............    $5,584                                           $5,584
           Rate...................      4.96%                                            4.96%

Pay Fixed/Receive Floating
 Pay       Notional...............    $   13   $   55    $ 20    $  5           $ 25    $ 118
           Rate...................      9.68%    8.98%   8.69%   8.48%          9.11%    9.01%
 Receive   Notional...............    $  118                                            $ 118
           Rate...................      5.43%                                            5.43%

Receive Floating/Pay Floating
(Basis Swaps)
           Notional...............    $   90                                            $  90
 Receive   Rate...................      4.25%                                            4.25%
 Pay       Rate...................      5.00%                                            5.00%

Receive Fixed/Pay Floating*
(Forward Start)
Receive    Notional...............                      $  40   $ 205  $  40   $  25   $  310
           Rate...................                       7.39%   6.37%  6.56%   6.37%    6.53%
Start Date Notional...............     $  50    $ 225   $  35                          $  310

________________________________________
* Pay rate will be determined on forward start date

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

OFF-BALANCE SHEET INSTRUMENTS AND DERIVATIVE ACTIVITIES - continued
- -------------------------------------------------------

Interest Rate Risk Related Derivative Activities - continued
- ------------------------------------------------

When interest rate swaps are used instead of on-balance sheet alternatives to lengthen the repricing terms of assets or to shorten the repricing characteristics of liabilities, leverage is reduced and liquidity is enhanced. If derivative instruments were not used, in order to maintain identical matching of asset and liability terms, CoreStates would invest in longer term investment assets replacing short term investments and adding leverage to the balance sheet. Therefore, the impact of derivatives on pre-tax income is confined to the spread between the derivative instrument and other instruments of similar terms. Management estimates that this amount would not have a material impact on pre-tax income.

CoreStates has not historically paid fixed rates on interest rate swaps. Its existing position of $118 million was acquired through mergers and acquisitions. These acquired fixed-rate pay positions relate to specific assets and liabilities also acquired. Consequently, these positions are not expected to have a material impact on future earnings. As of September 30, 1994, CoreStates does not use index amortizing swaps.

CoreStates uses financial futures in a manner similar to its interest rate swap portfolio. Therefore, the performance of financial futures will parallel the performance of the swap portfolio. Activity is largely concentrated in Eurodollar and LIBOR contracts and is primarily designed to extend the rate sensitivity of short-term assets to periods generally less than one year. Occasionally, Treasury Note contracts are purchased in anticipation of fixed-rate asset activity.

CoreStates purchased $406 million of interest rate caps to offset cap risk imbedded in adjustable rate mortgages. CoreStates has also sold $300 million of interest rate caps indexed to Prime rate in combination with the purchase of an identical amount of caps indexed to LIBOR; this combination reduces the risk of a narrowing spread on Prime rate indexed assets in rising rate environments. Interest rate caps have also been sold to hedge liabilities which carry identical imbedded cap protection.

CoreStates also purchases options and uses forward rate locks to manage the sensitivity of assets intended for sale.

Credit risk exists in a derivative transaction to the extent that there is a
favorable move in interest rates and the counterparty fails to perform.   The
current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards
applied in any other loan or credit transaction.    In addition, CoreStates
requires collateral for certain counterparties in which the risk exceeds an acceptable threshold. Collateral agreements are determined based on the quality of individual counterparties.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Continued

OFF-BALANCE SHEET INSTRUMENTS AND DERIVATIVE ACTIVITIES - continued
- -------------------------------------------------------

Interest Rate Risk Related  Derivative Activities- continued
- -------------------------------------------------

The following schedule outlines derivative activity in the third quarter:

Activity in Derivatives Products
Three Months Ended September 30, 1994
(in millions)                            Interest   Interest    Interest
                                           Rate       Rate       Rate                   Other
Notional Amounts                          Swaps     Futures     Caps      Derivatives   Total
- -----------------                        --------   --------   --------   -----------   -----
As of June 30, 1994....................    $5,435    $ 2,582     $1,127         $ 345   $ 9,489

Additions..............................       876      1,731         48           276     2,931

Terminated Contracts(a)................               (2,436)                    (186)   (2,622)

Maturities/
 Amortization..........................      (209)                  (48)         (270)     (527)

                                           ------     ------     ------        ------    ------
As of September 30, 1994...............    $6,102     $1,877     $1,127        $  165    $9,271
                                           ======     ======     ======        ======    ======

- --------------------------------------
(a) As of September 30, 1994, CoreStates had no material deferred gains or losses related to terminated derivative contracts.

The notional amount of CoreStates' interest rate swaps increased $0.7 billion versus June 30, 1994. This increase provided protection related to an increase in fixed-rate deposits and also, offset declines in futures contracts and investment securities.


Customer Related Derivative Activities
- --------------------------------------

CoreStates also engages in derivative market activities to provide risk management services for its customers. These services include interest rate swaps, caps and floors. CoreStates offsets protection sold to customers through purchases of similar protection. Customer related derivative activity is marked to market. The following schedule details the outstanding notional amounts of customer related derivative transactions as of September 30, 1994.

Customer Related Derivatives
As of September 30, 1994
(in millions)

Interest Rate Swaps:
 CoreStates receives fixed..........        $  188
 CoreStates pays fixed..............           188

Interest Rate Caps/Floors:
 Sold...............................           438
 Purchased..........................           437
                                            ------
Total Customer Related Derivatives..        $1,251
                                            ======

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND
RATES

                                                                           Nine Months Ended
                                                   ------------------------------------------------------------------
                                                         September 30, 1994                September 30, 1993
                                                   ---------------------------------   ------------------------------
                                                     Average               Income/     Average              Income/
                                                     balance     Rate      expense     balance     Rate     expense
                                                     -------     ----      -------     -------     ----     -------
                                                    (000,000)               (000)     (000,000)              (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally Eurodollars (a).......   $   1,452     4.14%  $   44,911     $ 1,356     3.35%  $   34,017
Investment securities (b):
  U.S. Government................................       2,265     4.92       83,284       2,774     5.97      123,954
  State and municipal............................         377     7.84       22,172         425     8.26       26,317
  Other..........................................         431     5.69       18,354         413     5.67       17,516
                                                    ---------            ----------     -------            ----------
      Total investment securities................       3,073     5.39      123,810       3,612     6.21      167,787
Federal funds sold...............................         145     4.41        4,782         213     3.13        4,989
Trading account securities.......................           3     5.78          130           1     7.33           55
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial and other.............       8,132     8.29      504,131       7,301     8.07      440,719
    Real estate..................................       6,362     7.95      378,458       6,880     7.99      411,335
    Consumer.....................................       2,528    11.72      221,532       2,349    11.87      208,566
    Financial institutions.......................         611     8.12       37,116         690     6.18       31,901
    Factoring receivables........................         573    10.04       43,013         533    10.05       40,079
    Lease financing..............................         765     8.35       47,914         641     9.22       44,312
  Foreign........................................         570     5.12       21,838         535     5.12       20,492
                                                    ---------            ----------     -------            ----------
      Total loans, net of discounts..............      19,541     8.58    1,254,002      18,929     8.46    1,197,404
                                                    ---------            ----------     -------            ----------
      Total interest earning assets (d)..........   $  24,214     7.88    1,427,635     $24,111     7.79    1,404,252
                                                    =========    -----   ----------     =======    -----   ----------

FUNDING SOURCES
- ---------------
Interest bearing liabilities (b):
  Deposits in domestic offices:
    Commercial...................................   $     271     3.60        7,306     $   425     3.73       11,841
    NOW accounts (e).............................       1,844     0.60        7,594       1,783     1.01       12,142
    Money Market Accounts (e)....................       3,997     2.09       62,481       4,141     2.13       65,900
    Consumer savings.............................       3,053     1.25       28,594       2,981     1.60       35,652
    Consumer certificates........................       4,214     4.19      131,929       4,582     4.39      150,400
  Time deposits of overseas branches and
    subsidiaries.................................         772     3.57       20,636         712     2.66       14,189
                                                    ---------            ----------     -------            ----------
      Total interest bearing deposits (e)........      14,151     2.47      258,540      14,624     2.68      290,124
  Short-term funds borrowed:
    Federal funds purchased......................         952     3.94       28,086       1,168     3.01       26,278
    Commercial paper.............................         711     4.00       21,273         621     3.14       14,595
    Other........................................         341     5.26       13,409         200     5.03        7,523
                                                    ---------            ----------     -------            ----------
      Total short-term funds borrowed............       2,004     4.19       62,768       1,989     3.25       48,396
  Long-term debt (f).............................       1,619     4.97       60,141       1,429     5.10       54,472
                                                    ---------            ----------     -------            ----------
      Total interest bearing liabilities.........      17,774     2.87      381,449      18,042     2.91      392,992
Portion of non-interest bearing funding sources..       6,440                             6,069
                                                    ---------            ----------     -------            ----------
      Total funding sources......................   $  24,214     2.10      381,449     $24,111     2.18      392,992
                                                    =========    -----   ----------     =======    -----   ----------
Net interest income and net interest margin......                 5.78%  $1,046,186                 5.61%  $1,011,260
                                                                 =====   ==========                =====   ==========

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES -- CONTINUED

                                                                         Nine Months Ended
                                                     ----------------------------------------------------------
                                                          September 30, 1994              September 30, 1993
                                                     ------------------------------    ------------------------
                                                       Average              Income/    Average          Income/
                                                       balance     Rate     expense    balance   Rate   expense
                                                       -------  -------  ----------    -------  -----   -------
                                                      (000,000)              (000)    (000,000)          (000)
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash...............................................   $   2,322                        $ 2,259
Allowance for loan losses..........................        (512)                          (457)
Other assets.......................................       1,674                          1,781
                                                      ---------                        -------
  Total non-interest earning assets................   $   3,484                        $ 3,583
                                                      =========                        =======

NON-INTEREST BEARING FUNDING SOURCES
- ------------------------------------
Demand deposits:
  Domestic.........................................   $   5,752                        $ 5,645
  Foreign..........................................         405                            367
Other liabilities..................................       1,497                          1,470
Shareholders' equity...............................       2,270                          2,170
Non-interest bearing funding sources used to fund
  earning assets...................................      (6,440)                        (6,069)
                                                      ---------                        -------
      Total net non-interest bearing funding
        sources....................................   $   3,484                        $ 3,583
                                                      =========                        =======
SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits................................   $   4,474                        $ 4,555
Net Federal funds purchased........................         807     3.86%  $  23,304       955   2.98%  $21,289
Commercial certificates of deposit in domestic
  offices over $100,000............................         255     3.57       6,810       364   3.58     9,734
Average prime rate.................................                 6.81                         6.00

(a)  Yields and income on deposits include net Eurodollar trading profits.
(b) The net impact of interest rate swaps is recognized as an adjustment to interest income or expense of the related hedged asset or liability.
(c)  Yields and income on loans include fees on loans.
(d)  Non-performing loans are included in interest earning assets.
(e) Average balances on NOW and Money Market Accounts in domestic offices are reduced by specified reserve amounts for purposes of rate calculations.
(f) Rates on long-term debt are based on average balances excluding average capital lease obligations.

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND
RATES

                                                                               Three Months Ended
                                            ----------------------------------------------------------------------------------------
                                                  September 30, 1994                 June 30, 1994             September 30, 1993
                                            ------------------------------   ----------------------------  -------------------------
                                             Average               Income/    Average             Income/   Average          Income/
                                             balance     Rate      expense    balance     Rate    expense   balance   Rate   expense
                                            ---------  ---------  ---------  ----------  ------  ---------  -------  ------  -------
                                            (000,000)               (000)    (000,000)             (000)   (000,000)          (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally Eurodollars (a)   $ 1,562       4.72%  $ 18,566   $   1,445    3.21%   $ 11,549  $ 1,190   3.22%  $ 9,663
Investment securities (b):
 U.S. Government..........................     2,166       4.85     26,489       2,212    4.91      27,102    2,752   5.67    39,323
 State and municipal......................       344       8.15      7,012         388    7.68       7,448      387   8.32     8,047
 Other....................................       381       5.78      5,546         424    7.43       7,854      386   4.66     4,535
                                             -------              --------   ---------            --------  -------          -------
   Total investment securities............     2,891       5.36     39,047       3,024    5.62      42,404    3,525   5.84    51,905
Federal funds sold........................        76       5.90      1,130         105    4.56       1,195      227   3.18     1,821
Trading account securities................         3       8.13         61           3    4.00          30        2   4.80        24
Loans (b) (c) (d):
 Domestic:
  Commercial, industrial and other........     8,274       8.83    184,141       8,189    8.32     169,902    7,572   8.13   155,137
  Real estate.............................     6,037       7.98    121,447       6,472    8.00     129,028    6,871   7.81   135,298
  Consumer................................     2,556      11.99     77,235       2,497   11.63      72,405    2,399  11.47    69,347
  Financial institutions..................       612       8.12     12,524         628    8.96      14,028      726   5.78    10,571
  Factoring receivables...................       577      10.30     14,986         605   10.08      15,202      579  10.26    14,969
  Lease financing.........................       786       8.38     16,458         770    8.39      16,144      677   8.91    15,083
 Foreign..................................       596       5.17      7,765         571    5.30       7,545      505   5.03     6,400
                                             -------              --------   ---------            --------  -------          -------
   Total loans, net of discounts..........    19,438       8.87    434,556      19,732    8.62     424,254   19,329   8.35   406,805
                                             -------              --------   ---------            --------  -------          -------
   Total interest earning assets (d)......   $23,970       8.17    493,360   $  24,309    7.91     479,432  $24,273   7.69   470,218
                                             =======   --------   --------   =========   -----    --------  =======  -----   -------
FUNDING SOURCES
- ---------------
Interest bearing liabilities (b):
 Deposits in domestic offices:
  Commercial..............................   $   260       3.56      2,330   $     272    3.90       2,644  $   380   3.70     3,547
  NOW accounts (e)........................     1,771       0.72      2,917       1,866    0.53       2,364    1,780   0.81     3,279
  Money Market Accounts (e)...............     3,848       2.10     20,305       4,012    2.08      20,811    4,115   2.12    21,986
  Consumer savings........................     3,014       1.37     10,437       3,080    1.21       9,267    3,053   1.49    11,485
  Consumer certificates...................     4,278       4.23     45,639       4,170    4.14      43,016    4,369   4.26    46,962
 Time deposits of overseas branches and
  subsidiaries............................       820       3.91      8,074         759    2.11       3,995      672   2.62     4,442
                                             -------              --------   ---------            --------  -------          -------
   Total interest bearing deposits (e)....    13,991       2.57     89,702      14,159    2.34      82,097   14,369   2.56    91,701
 Short-term funds borrowed:
  Federal funds purchased.................       984       4.61     11,424         902    4.02       9,033    1,060   2.86     7,648
  Commercial paper........................       825       4.54      9,442         756    3.93       7,416      627   3.13     4,943
  Other...................................       280       3.26      2,303         343    7.24       6,191      375   3.54     3,348
                                             -------              --------   ---------            --------  -------          -------
   Total short-term funds borrowed........     2,089       4.40     23,169       2,001    4.54      22,640    2,062   3.07    15,939
 Long-term debt (f).......................     1,640       5.66     23,416       1,626    4.82      19,554    1,519   4.78    18,290
                                             -------              --------   ---------            --------  -------          -------
   Total interest bearing liabilities.....    17,720       3.05    136,287      17,786    2.80     124,291   17,950   2.78   125,930
Portion of non-interest bearing funding
 sources..................................     6,250                             6,523                        6,323
                                             -------              --------   ---------            --------  -------         --------
   Total funding sources..................   $23,970       2.26    136,287   $  24,309    2.05     124,291  $24,273   2.06   125,930
                                             =======   --------   --------   =========   -----    --------  =======  -----  --------
Net interest income and net interest
 margin...................................                 5.91%  $357,073                5.86%   $355,141            5.63% $344,288
                                                       ========   ========               =====    ========           =====  ========

PART I FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES -- continued

                                                                               Three Months Ended
                                            ----------------------------------------------------------------------------------------
                                                  September 30, 1994                June 30, 1994              September 30, 1993
                                            ------------------------------    -----------------------------  -----------------------
                                              Average              Income/    Average              Income/   Average         Income/
                                              balance     Rate     expense    balance     Rate     expense   balance   Rate  expense
                                              -------     ----     -------    -------     ----     -------   -------   ----  -------
                                              (000,000)             (000)   (000,000)                (000)  (000,000)         (000)
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash......................................   $   2,286                        $ 2,353                        $ 2,227
Allowance for loan losses.................        (482)                          (541)                          (458)
Other assets..............................       1,708                          1,768                          1,649
                                             ---------                        -------                        -------
  Total non-interest earning assets.......   $   3,512                        $ 3,580                        $ 3,418
                                             =========                        =======                        =======

NON-INTEREST BEARING FUNDING SOURCES
- ------------------------------------
Demand deposits:
  Domestic................................   $   5,711                        $ 5,745                        $ 5,685
  Foreign.................................         431                            412                            385
Other liabilities.........................       1,434                          1,725                          1,440
Shareholders' equity......................       2,186                          2,221                          2,231
Non-interest bearing funding sources used
 to fund earning assets...................      (6,250)                        (6,523)                        (6,323)
                                             ---------                        -------                        -------
      Total net non-interest bearing
       funding sources....................   $   3,512                        $ 3,580                        $ 3,418
                                             =========                        =======                        =======

SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits.......................   $   4,357                        $ 4,472                        $ 4,696
Net Federal funds purchased...............         908     4.50%  $  10,294       797       3.94%   $7,838       833   2.78%  $5,827
Commercial certificates of deposit in
 domestic offices over $100,000...........         260     3.55       2,325       272       3.90     2,642       320   3.60    2,908
Average prime rate........................                 7.50                             6.90                       6.00

(a)  Yields and income on deposits include net Eurodollar trading profits.
(b) The net impact of interest rate swaps is recognized as an adjustment to interest income or expense of the related hedged asset or liability.
(c)  Yields and income on loans include fees on loans.
(d)  Non-performing loans are included in interest earning assets.
(e) Average balances on NOW and Money Market Accounts in domestic offices are reduced by specified reserve amounts for purposes of rate calculations.
(f) Rates on long-term debt are based on average balances excluding average capital lease obligations.

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

       27      Financial Data Schedule

   (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

      1.  Date of Report:  July 14, 1994
          --------------
          Item(s) Reported:  Reporting under Item 7 Amendment No. 1 dated July
          ----------------
          14, 1994 to the Agreement and Plan of Merger between CoreStates Financial Corp and Germantown Savings Bank Dated May 7,1994.

      2.  Date of Report:  July 20, 1994
          --------------
          Item(s) Reported:  Reporting under Item 5 the information set forth in
          ----------------
          the earnings news release of CoreStates Financial Corp.

      3.  Date of Report:  September 13, 1994
          --------------
          Item(s) Reported:  Form 8-K/A, Amendment No. 2 to Form 8-K dated March
          ----------------
          16, 1994. Reporting under Item 7 Restated Financial Statements of Constellation Bancorp and Subsidiaries and Restated Financial Information of CoreStates Financial Corp and Subsidiaries.

      4.  Date of Report:  September 13, 1994
          --------------
          Item(s) Reported:  Form 8-K/A, Amendment No. 1 to Form 8-K dated May
          ----------------
          5, 1994. Reporting under Item 7 Restated Financial Statements of CoreStates Financial Corp reflecting the acquisition of Constellation Bancorp on March 16, 1994 under the pooling of interests method of accounting.

      5.  Date of Report:  September 13, 1994
          --------------
          Item(s) Reported:  Form 8-K/A, Amendment No. 1 to Form 8-K dated June
          ----------------
          27, 1994. Reporting under Item 7 restated financial statements of CoreStates Financial Corp reflecting the acquisition of Independence Bancorp, Inc. on June 27, 1994 under the pooling of interests method of accounting.

      6.  Date of Report:  September 13, 1994
          --------------
          Item(s) Reported:  Reporting under Item 7 financial statements of
          ----------------
          CoreStates Financial Corp restated to include the consolidated accounts of Independence Bancorp, Inc., which was acquired on June 27, 1994 and accounted for as a pooling of interests.

      7.  Date of Report:  September 14, 1994
          --------------
          Item(s) Reported:  Reporting under Item 5 information regarding Off-
          ----------------
          Balance Sheet Instruments and Derivative Activities of CoreStates Financial Corp.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
- ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CORESTATES FINANCIAL CORP



Date:  November 10, 1994             By:/s/ Albert W. Mandia
                                        --------------------------------

                                     Albert W. Mandia
                                     Executive Vice President, Finance
                                     (Principal Accounting Officer)