Form 10-K
period 1994-12-31
CORESTATES FINANCIAL CORP
filed 1995-03-15
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                                      OR

[_] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-6879

                           CORESTATES FINANCIAL CORP
- ----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Pennsylvania                                      23-1899716
- --------------------------------                         -----------------
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

     Yes     X         No________
         --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

The aggregate market value of voting stock held by non-affiliates of registrant based on the closing sale price on March 7, 1995 was approximately $4,160,965,000. For this purpose only, all directors and officers of the registrant were assumed to be affiliates.

The number of shares of Common Stock outstanding at March 7, 1995 was 144,442,476.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1994, portions of which are incorporated by reference in Parts I, II and IV of this Report.

2. Definitive Proxy Statement dated March 15, 1995 for the Annual Shareholders' Meeting to be held on April 18, 1995, portions of which are incorporated by reference in Part III of this Report.

                                    PART I

ITEM 1 - BUSINESS

     CoreStates Financial Corp ("CoreStates") is a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Act") and incorporated under the laws of Pennsylvania with executive offices at the Philadelphia National Bank Building, 1345 Chestnut Street, Philadelphia, Pennsylvania 19107 (telephone number 215-973-3827). At December 31, 1994, CoreStates had total consolidated assets of approximately $29.3 billion and shareholders' equity of approximately $2.35 billion, and, based on December 31, 1994 rankings of bank holding companies by total consolidated assets, was believed to be the 29th largest bank holding company in the United States at such date.

BANKING SUBSIDIARIES

     The lead banking subsidiary of CoreStates is CoreStates Bank, N.A. ("CoreStates Bank"), a national banking association with executive offices located in Philadelphia, Pennsylvania. Divisions of CoreStates Bank have been marketed as Philadelphia National Bank Division, the wholesale banking unit, CoreStates First Pennsylvania Bank Division, the retail banking unit, and CoreStates Hamilton Bank, the unit serving central Pennsylvania. Other principal banking subsidiaries of CoreStates are New Jersey National Bank ("NJNB"), a national banking association with its executive offices located in Ewing Township, New Jersey and CoreStates Bank of Delaware, N.A. ("CBD"), a national banking association with its sole office located in New Castle County, Delaware. CoreStates Bank, NJNB and CBD are sometimes referred to herein as the "Banking Subsidiaries". Through CoreStates Bank, NJNB and CBD, CoreStates engages in the business of providing wholesale banking services, consumer financial services which includes retail banking, and trust & investment management services. Electronic Payment Services, Inc. ("EPS"), a joint venture in which CoreStates owns 20%, includes the MAC automated teller machine network and point of sale processing businesses.

     During 1994, CoreStates, as a part of an ongoing process of consolidation, began phasing out the use of the trade names "Philadelphia National Bank" and "CoreStates First Pennsylvania Bank" and using only the name CoreStates Bank. It is presently anticipated that the trade name "CoreStates Hamilton Bank" will be phased out during 1995. In addition, Constellation Bank N.A., acquired on March 16, 1994, was merged into NJNB; Bucks County Bank and Trust Company, Cheltenham Bank, Lehigh Valley Bank and Third National Bank and Trust Company of Scranton, all acquired as a result of the acquisition of Independence Bancorp, Inc. on June 27, 1994, were merged into CoreStates Bank; and Germantown Savings Bank was merged into CoreStates Bank effective with its acquisition on

December 2, 1994. CoreStates has received approval from the Office of the Comptroller of the Currency ("OCC") to relocate the head office of CoreStates Bank from Philadelphia, Pennsylvania to Ewing Township, New Jersey, to merge NJNB into CoreStates Bank and to establish a CoreStates Bank branch at the present location of the head office of CoreStates Bank. It is anticipated that the relocation and merger will take place in 1995. After the merger of NJNB into CoreStates Bank, it is CoreStates' present intent to conduct all of its Pennsylvania and New Jersey banking business under the name of CoreStates Bank.

     As of December 31, 1994, the Banking Subsidiaries operated from 400 full service offices located in eastern and central Pennsylvania and New Jersey and one office located in Delaware. CoreStates Bank also operates from five foreign branch offices and nineteen foreign representative offices.

OTHER SIGNIFICANT SUBSIDIARIES AND AFFILIATED COMPANIES

     Congress Financial Corporation ("Congress"), a majority-owned subsidiary of
     ------------------------------
CoreStates, and its subsidiaries are engaged in commercial financing and factoring with headquarters in New York City and offices in Atlanta, Boston, Chicago, Columbia, Dallas, Los Angeles, Miami, Milwaukee, Portland, Toronto and San Juan. As of December 31, 1994, factored receivables of Congress and its subsidiaries totalled $523.6 million while outstanding commercial finance obligations and other receivables totalled $1.778 billion.

     CoreStates Capital Corp ("Capital") is CoreStates' designated financing
     -----------------------
entity to obtain both short-term and long-term financing for CoreStates and its other subsidiaries. At December 31, 1994, Capital had outstanding commercial paper in the aggregate principal amount of $827.9 million and debt securities in the aggregate outstanding principal amount of $1.725 billion, with remaining maturities ranging from 1 month to 10.25 years.

     Electronic Payment Services, Inc. ("EPS") is a joint venture formed in late
     ---------------------------------
1992 that combined the separate consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Financial Corp. and KeyCorp (formerly Society Corporation) into the nation's leading provider of automated teller machine and point of sale processing services to individuals, financial institutions and retail stores. On March 2, 1995, National City Corporation was admitted as an additional partner and the ownership of KeyCorp was increased with the result that each partner now owns 20% of EPS.

     CoreStates also has several other direct and indirect subsidiaries including companies engaged in discount brokerage services, investment advisory services, lease financing activities, holding real property facilities used by CoreStates' Banking Subsidiaries and companies created solely to facilitate the business of other subsidiaries.

     For analytical purposes, management has focused CoreStates into four core businesses: Wholesale Banking, Consumer Financial Services, Trust & Investment Management and Electronic Payment Services conducted by EPS. Further information regarding CoreStates' four core businesses is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 13 and 14 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Exhibit 13 pages 8 through 12) which pages of the Annual Report are incorporated herein by reference. A brief discussion of the four core businesses is presented below. There is considerable inter-relationship among these businesses.

     Wholesale Banking  Wholesale banking services are provided through the
     -----------------
Banking Subsidiaries and Congress by the following six groups: corporate and institutional banking; investment banking; cash management; international banking; corporate middle market; and specialized finance. Domestic financing services include commercial, industrial and real estate loans, the financing of receivables, inventory and equipment, derivative market activities to provide risk management services for customers and other requirements of business customers and the provision of financial services for correspondent banks. Foreign and international finance services include the making of loans, banker's acceptance financing, the issuance and confirmation of letters of credit and related financial services. Also provided are transaction processing services, including cash management, lock box, funds transfer and collection and disbursement management on both a domestic and an international basis.

     International activities are conducted directly by CoreStates Bank through its head office in Philadelphia and 24 foreign offices. In addition, international banking and financing activities are conducted through two wholly owned Edge Act subsidiaries with four offices.

     Advisory services are also provided which relate to loan syndications, private placements, mergers and acquisitions, company valuations and other similar matters. This business also deals in and underwrites obligations of the United States Government and federal agencies and general obligations of States and municipal sub-divisions and assists individual corporate customers as well as other institutions with the purchase and sale of all types of marketable securities.

     Consumer Financial Services This core business is provided by the Banking
     ---------------------------
Subsidiaries and includes community banking, mortgage services and specialty products. Community banking services are offered through the branch network of the Banking Subsidiaries in Pennsylvania and New Jersey. This branch banking network provides a full range of products including deposit, loan and related financial products, primarily on a full relationship basis. The specialty products business, which includes consumer and commercial credit cards and other revolving credit, education finance, merchant card services and card processing services for CoreStates and other financial institutions is provided by CBD primarily from its Delaware location. In late 1994 CoreStates acquired a Delaware-chartered savings and loan association which has been converted to a national bank and which it is positioning to offer enhanced consumer banking services in Delaware in 1995.

     Trust & Investment Management  This core business provides products through
     -----------------------------
four business lines: institutional trust; personal trust; private banking; and investment management. These products are offered through the Banking Subsidiaries and include fiduciary administration and transaction processing services, corporate trust services and through CoreStates Investment Advisors, Inc. which provides investment management services.

     Electronic Payment Services  This core business includes   the MAC
     ---------------------------
automated teller machine network ("MAC"), and point of sale processing ("POS"). Customers for these businesses include individuals, financial institutions and retail stores. The MAC and POS business lines are conducted by EPS.

STRATEGIC ACTIONS

     A discussion of strategic actions, including recent acquisitions, taken by CoreStates in 1994 is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 11 through 13 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Exhibit 13 pages 5 through 7) which pages of the Annual Report are incorporated herein by reference.

     Process Redesign  In September 1994, CoreStates announced that  management
     ----------------
had authorized an intensive review of all aspects of CoreStates' operations and businesses. Based upon this review CoreStates will redesign its processes, as appropriate, to achieve the following objectives: (i) to enhance CoreStates' customer focus; (ii) to accelerate the culture changes already in progress; and
(iii) to improve productivity. It is anticipated that this review will identify activities which do not contribute to value for customers, and that this, in turn, will lead to reductions in expenses and jobs and to a smaller employee base. The review will be completed by the end of the first quarter of 1995 and the resulting decisions implemented over the following year.

GOVERNMENT SUPERVISION AND REGULATION

     General  CoreStates is a bank holding company within the meaning of the Act
     -------
and is registered as such with the Federal Reserve Board. As a bank holding company, CoreStates is also subject to regulation by applicable state regulatory authorities. The Banking Subsidiaries are national banks and are subject to regulation, supervision and regular examination by the OCC, as well as regulation by the Federal Deposit Insurance Corporation ("FDIC").

     Bank holding companies and banks are extensively regulated under both federal and state law. The regulation and supervision of CoreStates and the Banking Subsidiaries are designed primarily for the protection of depositors and not the respective institutions or their stockholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. A change in applicable law or regulation may have a material effect on the business of CoreStates.

     CoreStates is required to file an annual report with the Federal Reserve Board containing such additional information as the Federal Reserve Board may require pursuant to the Act. Copies of annual and other periodic reports are also required to be filed with the applicable state regulatory authorities. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Act also restricts the types of businesses and operations in which a bank holding company and its non-bank subsidiaries may engage. Generally, permissible activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

     The operations of the Banking Subsidiaries are subject to requirements and restrictions under federal and state law, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be made and limits upon the types of services which may be offered. Various consumer laws and regulations also affect the operations of the Banking Subsidiaries. Regulatory approvals are required for branching and for bank mergers.

     Capital Guidelines  A discussion of capital guidelines and capital
     ------------------
strengths is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on page 15 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Exhibit 13 pages 12 and 13) which pages of the Annual Report are incorporated herein by reference.

     Potential Enforcement Actions  Bank holding companies and banks and their
     -----------------------------
institution-affiliated parties may be subject to potential enforcement actions by the Federal Reserve Board, the OCC or the FDIC for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the imposition of a conservator or receiver, additional cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties and removal and prohibition orders against institution-affiliated parties.

     Dividends  CoreStates is a legal entity separate and distinct from its bank
     ---------
and other subsidiaries. CoreStates' principal source of revenue consists of dividends from its bank and non-bank subsidiaries. Federal law imposes limitations on the payment of dividends by national banks.

     Provisions of federal banking law restrict the amount of dividends that can be paid to CoreStates by its nationally chartered bank subsidiaries, while state banking regulations limit the amount of dividends that can be paid to CoreStates by its state chartered bank subsidiaries. Under applicable federal law, no dividends may be paid in an amount greater than "undivided profits then on hand," after deduction therefrom of certain loan losses. In addition, for each of the Banking Subsidiaries, prior approval of the Comptroller is required if dividends declared by a subsidiary bank in any calendar year will exceed its net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of preferred stock. Under applicable state law, dividends may be declared and paid only out of accumulated net earnings, which are the undistributed net profits recorded on the books of an institution for the last complete calendar or fiscal year. Based on these regulations, the Banking Subsidiaries, without regulatory approval, could declare dividends at December 31, 1994 of $157 million.

     The payment of dividends by each of CoreStates and the Banking Subsidiaries may also be affected by other factors, such as the maintenance of adequate capital. For example, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits an undercapitalized institution from paying dividends. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such organization cease and desist from such practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.

     Support of Bank Subsidiaries  A depository institution insured by the FDIC
     ----------------------------
can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations or both. This doctrine is commonly known as the "source of strength" doctrine.

     Federal law provides for the enforcement of any pro rata assessment of shareholders of a national bank to cover impairment of capital stock by sale, to the extent necessary, of the stock of any assessed shareholder failing to pay the assessment.

     Borrowings by Holding Companies  Federal law prevents CoreStates and
     -------------------------------
certain of its affiliates from borrowing from its banking subsidiaries unless such borrowings are secured by specified amounts and types of collateral. Additionally, each such secured loan to an affiliate is generally limited to an amount not exceeding 10% of the bank's capital and surplus, and all such loans between the lending bank and its affiliates are limited to an amount not to exceed 20% of the lending bank's capital and surplus. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     FDICIA
     ------

     Insurance Premiums  FDICIA, enacted on December 19, 1991 in connection with
     ------------------
the recapitalization of the Bank Insurance Fund ("BIF"), requires the FDIC to set semi-annual assessment rates for BIF members at levels sufficient to increase the BIF's reserve ratio to a designated level within a prescribed period of time, not to exceed 15 years from the date that the FDIC promulgates the applicable time schedule. Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF or Savings Association Insurance Fund member institution is assigned an annual FDIC assessment rate varying between 0.23% per annum (for well capitalized Subgroup A institutions) and 0.31% per annum (for undercapitalized Subgroup C institutions). Each of the Banking Subsidiaries is considered well capitalized.

     Prompt Corrective Action  FDICIA requires federal banking agencies to
     ------------------------
broaden the scope of regulatory corrective action taken with respect to depository institutions that do not meet minimum capital requirements and to take such actions promptly in order to minimize losses to the FDIC. In connection with FDICIA, federal banking agencies are required to establish capital measures (including both a leverage measure and a risk-based capital measure) and to specify for each capital measure the levels at which depository institutions will be considered "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized" or "critically undercapitalized".

     Under FDICIA, the Federal banking regulators have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital to risk adjusted assets ratio, Tier 1 Capital to risk adjusted assets ratio and the leverage ratio. Under these regulations, a bank will be (i) well capitalized if it has a Total

Capital to risk adjusted assets ratio of 10% or greater, a Tier 1 Capital to risk adjusted assets ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by its primary Federal regulator to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if it has a Total Capital to risk adjusted assets ratio of 8% or greater, a Tier 1 Capital to risk adjusted assets ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized; (iii) undercapitalized if it has a Total Capital to risk adjusted assets ratio of less than 8%, a Tier 1 Capital to risk adjusted assets ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) significantly undercapitalized if it has a Total Capital to risk adjusted assets ratio of less than 6%, a Tier 1 Capital to risk adjusted assets ratio of less than 3% or a leverage ratio of less than 3%; and (v) critically undercapitalized if its tangible equity is equal to or less than 2% of average quarterly tangible assets. Each of the Banking Subsidiaries is considered well capitalized.

     FDICIA authorizes the appropriate federal banking agency, after notice and an opportunity for a hearing, to treat a well capitalized, adequately capitalized or undercapitalized insured depository institution as if it had a lower capital-based classification if it is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. Thus, an adequately capitalized institution can be subjected to the restrictions on undercapitalized institutions described below (except that a capital restoration plan cannot be required of the institution) and an undercapitalized institution can be subjected to the restrictions applicable to significantly undercapitalized institutions described below.

     FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company is limited to the lesser of (i) an amount equal to five percent of the depository institution's total assets at the time it became undercapitalized, and (ii) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

     Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized institutions are subject to the appointment of a receiver or conservator.

     Brokered Deposits  Under FDICIA, a bank cannot accept brokered deposits
     -----------------
(which term is defined to include payment of an interest rate more than 75 basis points above prevailing rates) unless (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC. A bank that cannot receive brokered deposits also cannot offer "pass-through" insurance on certain employee benefit accounts. In addition, a bank that is adequately capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates. There are no such restrictions on a bank that is well capitalized. Each of the CoreStates Banking Subsidiaries is well capitalized for purposes of the foregoing.

     Safety and Soundness Standards  FDICIA requires that each of the Federal
     ------------------------------
bank regulatory agencies prescribe by regulation or guideline the depository institution and depository institution holding company standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation, fees and benefits and standards specifying minimum earnings sufficient to absorb losses without impairing capital, to the extent feasible a minimum ratio of market value to book value for publicly traded shares and such other standards relating to the foregoing as it deems appropriate. A holding company or institution that fails to comply with such standards will be required to submit a plan designed to achieve such compliance. If no such plan is submitted or a failure to implement such a plan exists, the depository institution or holding company would become subject to additional regulatory action or enforcement proceedings. FDICIA provides that final regulations under such provisions should have become effective no later than December 1, 1993. Since the standards have not yet been prescribed in final form, CoreStates can not assess the significance of the impact such standards will have on their respective operations, which could be material.

     Other  FDICIA also contains a variety of other provisions that may affect
     -----
the operations of bank holding companies and banks, including new reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

INTERSTATE BANKING AND BRANCHING LEGISLATION

     Legislation was passed, and signed by President Clinton on September 29, 1994, which will eliminate many currently existing restrictions on interstate banking and branching. The legislation will authorize interstate acquisitions of banks by bank holding companies without geographic limitations one year after enactment. Beginning June 1, 1997, the legislation will allow interstate branching in states that have not passed legislation prohibiting interstate branching, except that de novo branching or acquisition of a branch in another state without acquisition of the entire bank will only be permitted if expressly permitted by the law of the state in which such branch would be located. Interstate branching prior to June 1, 1997 will be possible in states that pass laws affirmatively authorizing such interstate branching. As of December 31, 1994 no such legislation had been enacted in Pennsylvania, New Jersey or Delaware. Prior to this legislation, interstate acquisitions of banks have required affirmative authorization in state law, and interstate branching has been possible only to a very limited degree. The effect of this legislation on CoreStates cannot be predicted at this time.

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

                                   Employees

     As of February 28, 1995, CoreStates and its subsidiaries employed 12,393 persons on a full time basis and 3,352 persons on a part-time basis. CoreStates provides a variety of employment benefits and considers its relations with its employees to be satisfactory.

                       Selected Statistical Information

     Tables and selected statistical information concerning CoreStates and its subsidiaries as described below and set forth on pages of the CoreStates 1994 Annual Report to Shareholders (and Exhibit 13 page numbers) set forth below are incorporated herein by reference:

                                          Annual Report to           Exhibit 13
                                          Shareholders               Page
                                          Page Reference             Reference
                                          --------------             ----------
Distribution of Assets, Liabilities
      and Stockholders' Equity;
      Interest Rates and Interest
      Differential...........................    56-57, 61           76-79, 83

Investment Portfolio.........................    67                  91

Loan Portfolio...............................    16-22, 62-65        14-26, 84-88

Summary of Loan Loss Experience..............    19-20, 64-65        21-22, 87-88

Deposits.....................................    56-57, 65           76-79, 88

Return on Average Equity and Average
     Assets..................................    60                  82

Short-Term Borrowings........................    46                  61

            Information illustrating the interest sensitivity of CoreStates interest earning assets and interest bearing liabilities is contained on page 66 of the Annual Report to Shareholders (Exhibit 13 page 89) and on page 15 of this Form 10-K. The interest sensitivity table on page 15 of this Form 10-K is different from the table contained in the Annual Report because managerial assumptions related to the appropriate investment maturities for non-interest bearing funding sources and the repricing behavior of non-contractual deposit products which are included in the Annual Report have been eliminated from the table on page 15.

CoreStates Financial Corp and Subsidiaries

INTEREST SENSITIVITY ANALYSIS AT DECEMBER 31, 1994
(in millions)
                                                                             Rate Maturity Period
                                                         ------------------------------------------------------------------------
                                                          1-90       91-181     182-365       1-2      2-5     > 5
                                                          Days        Days        Days       Years    Years    Years     Total
                                                         -------    --------   ----------   ------    -----    -----    -------
EARNING ASSETS
Federal funds sold, resale agreements and
   trading account securities...................         $   733                                                        $    733
Time deposits...................................             853    $    620     $  255     $   22                         1,750
Investment securities...........................             604         353        559        555    $   631  $   179     2,881
Interest rate swaps.............................           1,229         378        742      2,163      2,717    1,005     8,234
Asset financial futures.........................              25         199        305          -          -        -       529
                                                         -------    --------     ------     ------    -------  -------   -------
     Total discretionary assets.................           3,444       1,550      1,861      2,740      3,348    1,184    14,127
Total loans(a)..................................          13,847       1,554      1,176      1,420      2,061      468    20,526
                                                         -------    --------     ------     ------    -------  -------   -------

     Total earning assets.......................          17,291       3,104      3,037      4,160      5,409    1,652    34,653
                                                         -------    --------     ------     ------    -------  -------   -------

LIABILITIES
Federal funds purchased, repurchase
   agreements and other short-term funds
   borrowed.....................................           1,538           7          1                                    1,546
Domestic and foreign time deposits(b)...........           1,300          26         17          8          1       25     1,377
Long-term debt..................................           1,024          32         37         54          7      637     1,791
Interest rate swaps.............................           7,258         306        134        300        141       95     8,234
Liability financial futures.....................             359         170          -          -          -        -       529
                                                         -------    --------     ------     ------    -------  -------   -------
     Total discretionary liabilities............          11,479         541        189        362        149      757    13,477
                                                         -------    --------     ------     ------    -------  -------   -------

Savings certificates............................           1,159       1,023      1,130      1,231        521      280     5,344
Money market, savings and NOW accounts..........           3,830           -          -          -          -    5,127     8,957
                                                         -------    --------     ------     ------    -------  -------   -------
     Total savings certificates and indefinite
        maturity liabilities....................           4,989       1,023      1,130      1,231        521    5,407    14,301
                                                         -------    --------     ------     ------    -------  -------   -------

     Total net funding sources..................          16,468       1,564      1,319      1,593        670    6,164    27,778
                                                         -------    --------     ------     ------    -------  -------   -------

     Adjusted period gap........................         $   823    $  1,540     $1,718     $2,567    $ 4,739  $(4,512)  $ 6,875(c)
                                                         =======    ========     ======     ======    =======  =======   =======
     Cumulative gap.............................         $   823    $  2,363     $4,081     $6,648    $11,387  $ 6,875
                                                         =======    ========     ======     ======    =======  =======

Notes to interest sensitivity analysis:

(a)  Non-performing loans are included in 1-90 days.
(b)  Deposit volumes exclude time deposits not at interest.
(c) Represents the portion of total interest earning assets which are funded by non-interest bearing funding sources including demand deposits and shareholders' equity.

                     EXECUTIVE OFFICERS OF THE REGISTRANT
                          (Information to be updated)

     The following table shows the name and age of the current executive officers of CoreStates Financial Corp ("Corporation") and their present and previous positions held by them for at least the past five years.


NAME                     AGE        PRESENT & PREVIOUS POSITIONS
- ----                     ---        ----------------------------
Terrence A. Larsen       48         Chairman, Chief Executive Officer, (1988 to
                                    present) and Director (1986 to present),
                                    President (January 1, 1992 to August 2,
                                    1994, 1986 to March 1990), Chief Operating
                                    Officer (1986 to 1988) of the Corporation;
                                    Chairman and Director (October 1990 to
                                    present) and President (January 1, 1992 to
                                    August 2, 1994) of CoreStates Bank; Chairman
                                    (1989 to October 1990), Director (1986 to
                                    October 1990), and Executive Vice President,
                                    1983 to 1986) of The Philadelphia National
                                    Bank ("PNB").

Thomas A. Bracken        48         Chief Executive Officer and President of New
                                    Jersey National Bank ("NJNB") (January 1993
                                    to present), Executive Vice President of
                                    NJNB (1986 to January 1993).

Leslie R. Butler         54         Chief Human Resources Officer (December 1990
                                    to present) of the Corporation; Vice
                                    Chairman (1988 to December 1990) and
                                    Director (1988 to March 1990) and prior
                                    thereto Senior Executive Vice President and
                                    Chief Administration Officer of First
                                    Pennsylvania Bank.



David C. Carney          57         Chief Financial Officer (April 1991 to
                                    present) of the Corporation; Philadelphia
                                    Area Managing Partner (1989 to March 1991)
                                    of Ernst & Young;  Prior thereto, Office
                                    Managing Partner, Arthur Young & Company.

Charles L.
Coltman, III             51         President and Chief Operating Officer
                                    (August 2, 1994 to present), Assistant to
                                    the Chairman, Corporate Quality (February
                                    1993 to August 2, 1994), Chief Credit Policy
                                    Officer (September 1990 to February 1993),
                                    Executive Vice President and Credit Policy
                                    Officer (1989 to September 1990) of the
                                    Corporation; Vice Chairman (March 1990 to
                                    September 1990) and Executive Vice President
                                    and Credit Policy Officer (1986 to 1989) of
                                    PNB.

Charles P. Connolly      46         Senior Executive Vice President (August 2,
                                    1994 to present), Chief Credit Policy
                                    Officer (February 1993 to August 2, 1994) of
                                    the Corporation; Executive Vice President
                                    (1987 to February 1993) of CoreStates Bank.

Donald M. Cooper         56         President and Chief Executive Officer
                                    (August 1993 to present) of CoreStates
                                    Hamilton Bank Division of CoreStates Bank;
                                    Chairman, President and Chief Executive
                                    Officer (January 1991 to August 1993), Vice
                                    Chairman and Chief Operating Officer (1988
                                    to January 1991) of Hamilton Bank; Executive
                                    Vice President (1983 to 1988) of the
                                    Corporation.



Robert N. Gilmore        46         Chief Technology and Processing Services
                                    Officer (August 1991 to present), Executive
                                    Vice President (September 1986 to August
                                    1991) of the Corporation; Executive Vice
                                    President (September 1986 to present) of
                                    CoreStates Bank.

Rosemarie B. Greco       48         Chief Retail Services Officer (October 1993
                                    to present) of the Corporation; President
                                    and Chief Executive Officer (August 2, 1994
                                    to present) of CoreStates Bank; President
                                    and Chief Executive Officer of CoreStates
                                    First Pennsylvania Bank Division of
                                    CoreStates Bank (March 1991 to August 2,
                                    1994) and Director (April 1992 to present);
                                    President and Director (1987 to March 1991),
                                    Chief Executive Officer (September 1990 to
                                    March 1991), Executive Vice President (1986
                                    to 1987) of Fidelity Bank; Senior Executive
                                    Vice President and Director (1987 to March
                                    1991) of First Fidelity Bancorporation.

John D. Harding          50         President (September 20, 1994 to present)
                                    CoreStates Bank Northern Region, Director
                                    (October 18, 1994 to present) CoreStates
                                    Bank; President and Chief Executive Officer,
                                    (1989 to June 27, 1994) President and Chief
                                    Operating Officer, (1988 to 1989)
                                    Independence Bancorp, Inc.

Albert W. Mandia         47         Executive Vice President (1989 to present)
                                    of the Corporation; Executive Vice President
                                    (April 1992 to present) of CoreStates Bank;
                                    Executive Vice President (1986 to 1989) of
                                    PNB.



Mark E. Stalnecker       43         Chief Trust & Investment Services Officer
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

ITEM 2 - PROPERTIES

     The principal offices of CoreStates and CoreStates Bank are located in a 25-story building known as the Philadelphia National Bank Building ("PNB Building"), located at Broad and Chestnut Streets, Philadelphia, Pennsylvania, owned by Clymer Realty Corporation, a real estate subsidiary of CoreStates Bank, and in leased space located at Centre Square West, 16th and Market Streets, Philadelphia, Pennsylvania. CoreStates and its subsidiaries and affiliates occupy approximately 260,000 square feet of the PNB Building's approximately 400,000 square feet of office space and 547,600 square feet of the office space in the Centre Square complex. Approximately 217,400 square feet of office space in the Widener Building adjacent to the PNB Building is leased for use by CoreStates Bank. In addition, office space is leased for use by CoreStates and CoreStates Bank in the following Philadelphia locations: approximately 402,000 square feet in the Penn Mutual Buildings, 510, 520 and 530 Walnut Street, and approximately 111,600 square feet in the Curtis Center, 6th and Walnut Streets.

     Fifth and Market Corporation, a real estate subsidiary of CoreStates Bank, owns the 11 story building located at Fifth and Market Streets, Philadelphia, Pennsylvania. The building, containing approximately 587,000 square feet, is comprised of almost 493,000 square feet of office space, a branch banking office and an underground garage, in addition to the public access and service areas. CoreStates Bank's operations center and several other units presently occupy all of the office space in this building.

     As of December 31, 1994, CoreStates had 441 additional properties, of which 186 were owned and 255 were leased. The additional owned properties aggregate approximately 1.70 million square feet, and the leased properties aggregate approximately 1.75 million square feet. Aggregate leased properties in 1994 required approximately $59,820,000 in rental payments net of sublease income.

     On May 13, 1977, CoreStates borrowed $25 million from two institutional lenders at an interest rate of 8 5/8% per annum. The loan is secured by a first lien mortgage on 30 CoreStates Bank owned properties.

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

                                    PART II

 ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
 STOCKHOLDER MATTERS

      CoreStates Common Shares are traded on the New York Stock Exchange under the symbol "CFL". Until December 29, 1993, CoreStates Common Shares were traded in the over-the-counter market and the price quotations were reported on the NASDAQ National Market System. The table below sets forth, for the periods indicated, the high and low prices for CoreStates Common Shares as reported on the New York Stock Exchange or as quoted on the NASDAQ National Market System, as applicable, and cash dividends declared per share. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The information set forth in the table has been adjusted retroactively for a stock dividend in the form of a two-for-one stock split declared on August 17, 1993 and distributed on October 15, 1993 to shareholders of record on September 15, 1993. On March 7, 1995, there were approximately 43,500 registered holders of Common Stock of CoreStates.

                                             CORESTATES
                                    -------------------------------
                                                          DIVIDEND
                                    HIGH         LOW      DECLARED
                                    ----         ---      --------
Year ended December 31, 1993:
     First Quarter.............      29 3/4     26 3/8    $0.27
     Second Quarter............      30 1/8     25 1/8     0.27
     Third Quarter.............      29 3/4     26 3/4     0.30
     Fourth Quarter............      29 3/4     25 1/8     0.30

Year ended December 31, 1994:
     First Quarter.............      27 1/8     24 1/2    $0.30
     Second Quarter............      28         25         0.30
     Third Quarter.............      29 1/8     25 7/8     0.30
     Fourth Quarter............      27 5/8     22 7/8     0.34

     CoreStates currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to further dividends because they are dependent upon further operating results, capital requirements and financial condition.

     The approval of the Comptroller of the Currency is required for national banks to pay dividends if the total of all dividends declared in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the proceeding two calendar years. Under this formula CoreStates Bank and CBD can declare dividends to CoreStates of approximately $139 million and $18 million, respectively, plus an additional amount equal to CoreStates Bank's and CBD's retained net profits for 1995 up to the date of dividend declaration. Due to merger-related charges recorded by Constellation Bancorp in 1994, NJNB is currently unable to pay dividends without the prior approval of the OCC.

ITEM 6 - SELECTED FINANCIAL DATA

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 58, 59 and 60 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Exhibit 13 pages 80 through 82).

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 10 through 32 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Exhibit 13 pages 3 through 41).

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 32 through 69 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1994 (Exhibit 13 pages 42 through 95).

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from pages 1 through 7 of the CoreStates Proxy Statement dated March 15, 1995 and from Part I of this report on Form 10-K.

ITEM 11 - EXECUTIVE COMPENSATION

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from pages 10 through 20 of the CoreStates Proxy Statement dated March 15, 1995. Such incorporation by reference shall not be deemed to specifically incorporate by reference the information referred to in
Item 402(a)(8) of Regulation S-K.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from pages 2-7, 15-17, and 19 of the CoreStates Proxy Statement dated March 15, 1995.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from page 9 of the CoreStates Proxy Statement dated March 15, 1995.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

     The following consolidated statements of CoreStates Financial Corp included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1994 are incorporated by reference in Item 8:


                                                     Annual Report     Exhibit 13
                                                     to Shareholders   Page
                                                     Page Reference    Reference
                                                     ---------------   -----------

     Consolidated Statements of Income for
     the years ended December 31, 1994, 1993
     and 1992...........................................  34                 45

     Consolidated Balance Sheets as of
     December 31, 1994 and 1993.........................  35                 46

     Consolidated Statements of Changes
     in Shareholders' Equity for the years
     ended December 31, 1994, 1993 and 1992.............  36                 47

     Consolidated Statements of Cash Flows
     for the years ended December 31, 1994,
     1993 and 1992......................................  37                 48-49

     Notes to the Financial Statements..................  38-55              50-75

(a)  2.  Financial Statement Schedules

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

(a)  3.  Exhibits
         --------


Exhibit No.                                                                Page No.
- -----------                                                                --------
     2.1       Agreement and Plan of Merger dated as of August 2, 1993
               by and between CoreStates Financial Corp and
               Constellation Bancorp and filed as Exhibit 2 to
               Registrant's Quarterly Report on Form 10-Q for the
               quarter ended June 30, 1993 and incorporated herein by
               reference.

     2.2       Agreement and Plan of Merger dated as of November 19,
               1993 by and between CoreStates Financial Corp and Independence Bancorp, Inc. and filed as Exhibit 2.2 to
               Registrant's Report on Form 10-K for the year ended
               December 31, 1994 and incorporated herein by reference.

     2.3 Agreement and Plan of Merger dated as of March 7, 1994 by and between CoreStates Financial Corp and Germantown
               Savings Bank and filed as Exhibit 2(a) to Registrant's
               Registration Statement on Form S-4, No. 33-55505 and incorporated herein by reference.

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


Exhibit No.                                                                Page No.
- -----------                                                                --------

     4.2       Indenture dated as of December 1, 1990 between
               CoreStates Financial Corp, CoreStates Capital Corp and
               Nations Bank of Georgia, N.A., as successor to Wachovia
               Bank of Georgia, N.A., (formerly The First National
               Bank of Atlanta). Filed as Exhibit 4.1 to the
               Registrant's Current Report on Form 8-K dated January
               29, 1991 and incorporated herein by reference.

     4.3       Indenture dated as of December 1, 1990 between
               CoreStates Financial Corp, CoreStates Capital Corp and
               Bank One, Columbus, NA. Filed as Exhibit 4.2 to the
               Registrant's Current Report on Form 8-K dated January
               29, 1991 and incorporated herein by reference.

     4.4 First Supplemental Indenture dated as of March 1, 1993 to the Indenture dated as of December 1, 1990 by and between CoreStates Capital Corp, CoreStates Financial
               Corp and BankOne, Columbus, N.A. filed as Exhibit 4 to
               Registrant's Current Report on Form 8-K dated April 20,
               1993 and incorporated herein by reference.

     4.5       Second Supplemental Indenture dated as of August 1,
               1994 among CoreStates Financial Corp, CoreStates Capital
               Corp, Bank One, Columbus, N.A. and Citibank, N.A.

     4.6 Specimen of Medium-Term Note (Senior Fixed Rate). Filed as Exhibit 4.3 to the Registrant's Current Report on
               Form 8-K dated January 29, 1991 and incorporated herein by reference.

     4.7       Specimen of Medium-Term Note (Senior Floating Rate).
               Filed as Exhibit 4.4 to the Registrant's Current Report on Form 8-K dated January 29, 1991 and incorporated herein by reference.

     4.8       Specimen of Medium-Term Note (Subordinated Fixed Rate).
               Filed as Exhibit 4.5 to the Registrant's Current Report on Form 8-K dated January 29, 1991 and incorporated herein by reference.


Exhibit No.                                                                Page No.
- -----------                                                                --------
     4.9       Specimen of Medium-Term Note (Subordinated Floating
               Rate). Filed as Exhibit 4.6 to the Registrant's Current
               Report on Form 8-K dated January 29, 1991 and
               incorporated herein by reference.

     4.10      Specimen of 9 5/8% Subordinated Note due February 15,
               2001. Filed as Exhibit 4.7 to the Registrant's Current
               Report on Form 8-K dated January 29, 1991 and incorporated herein by reference.

     4.11      Specimen of CoreStates Capital Corp 9 3/8% Subordinated
               Note due April 15, 2003. Filed as Exhibit (4) to the
               Registrant's Current Report on Form 8-K dated April 21,
               1991 and incorporated herein by reference.

     4.12 Specimen of 6 5/8% Subordinated Note due March 15, 2005 issued by CoreStates Capital Corp filed as Exhibit 4 to Registrant's Current Report on Form 8-K dated March 18,
               1993 and incorporated herein by reference.

     4.13      Specimen of 5 7/8% Subordinated Note due October 15,
               2003 issued by CoreStates Capital Corp and unconditionally guaranteed as to payment of principal and interest on a subordinated basis by CoreStates
               Financial Corp. Filed as Exhibit 4 of Registrant's
               Current Report on Form 8-K dated October 21, 1993 and incorporated herein by reference.

     4.14      Specimen of CoreStates Capital Corp Medium-Term Note
               (Senior Fixed Rate). Filed as Exhibit 4(d) to
               Registrant's Registration Statement on Form S-3, No. 33-
               54049 and incorporated herein by reference.

     4.15      Specimen of CoreStates Capital Corp Medium-Term Note
               (Senior Floating Rate). Filed as Exhibit 4(e) to
               Registrant's Registration Statement on Form S-3, No. 33-
               54049 and incorporated herein by reference.


Exhibit No.                                                                Page No.
- -----------                                                                --------
     4.16      Specimen of CoreStates Capital Corp Medium-Term Note
               (Subordinated Fixed Rate). Filed as Exhibit 4(f) to
               Registrant's Registration Statement on Form S-3, No. 33-
               54049 and incorporated herein by reference.

     4.17      Specimen of CoreStates Capital Corp Medium-Term Note
               (Subordinated Floating Rate). Filed as Exhibit 4(g) to
               Registrant's Registration Statement on Form S-3, No. 33-
               54049 and incorporated herein by reference.

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

     10.4 *    Deferred Compensation Plan for Directors of Hamilton
               Bank as amended and restated effective July 1, 1988.
               Filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.


Exhibit No.                                                                Page No.
- -----------                                                                --------

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

     10.9      Agreement between New Jersey National Bank and Textron
               Financial- New Jersey, Inc. for the sale and leaseback of the Corporate and operations centers and four branches. Filed as Exhibit 10(i), File No. 0-6002 to the New Jersey National Corporation Annual Report on
               Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.


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

     10.12 *   First Pennsylvania Corporation Amended and Restated
               Retirement Benefit Supplement Plan filed as Exhibit
               10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

     10.13 Agreement and Plan of Reorganization dated as of February 13, 1992 between First Peoples Financial
               Corporation and CoreStates Financial Corp filed as
               Exhibit 2(b) to the Registrant's Registration Statement on Form S-3 (File No. 33-54049) and incorporated herein by reference.

     10.14 * CoreStates Financial Corp 1992 Long Term Incentive Plan filed as Exhibit 10.18 to Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

     10.15 *   CoreStates Financial Corp Stock Compensation Plan For
               Non-Employee Directors filed as Exhibit 10.19 to
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.


Exhibit No.                                                                Page No.
- -----------                                                                --------

     10.16 *   CoreStates Financial Corp 401 Excess Plan For Senior
               Management filed as Exhibit 10.20 to Registrant's
               Annual Report on Form 10-K for the fiscal year ended
               December 31, 1992 and incorporated herein by reference.

     10.17     Agreement to Form a Joint Venture By and Among Banc One
               Corporation, CoreStates Financial Corp, PNC Financial
               Corp and Society Corporation dated as of July 21, 1992 filed as Exhibit 10.21 to Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

     10.18 * Incentive Compensation Plan for Designated Executives of CoreStates Financial Corp and Participating
               Subsidiaries.

     10.19 *   Independence Bancorp, Inc. Supplemental Executive
               Retirement Plan.

     10.20     Distribution Agreement dated January 29, 1991 among
               CoreStates Financial Corp, CoreStates Capital Corp and
               Merrill Lynch & Co., Goldman, Sachs & Co., Shearson
               Lehman Brothers Inc. and J.P. Morgan Securities Inc.
               Filed as Exhibit 4.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.

     10.21     Underwriting Agreement dated February 12, 1991 among
               CoreStates Financial Corp, CoreStates Capital Corp and
               Shearson Lehman Brothers Inc., Goldman, Sachs & Co.,
               Merrill Lynch & Co. and J.P. Morgan Securities Inc.
               Filed as Exhibit 4.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991 and incorporated herein by reference.


Exhibit No.                                                                Page No.
- -----------                                                                --------

     10.22     Distribution Agreement dated September 16, 1994 among
               CoreStates Financial Corp, CoreStates Capital Corp and
               Merrill Lynch & Co., Goldman, Sachs & Co., Lehman
               Brothers Inc., J.P. Morgan Securities Inc., CS First
               Boston Corporation and Smith Barney Inc. Filed as
               Exhibit 1(b) to the Registrant's Registration Statement on Form S-3, No. 33-54049 and incorporated herein by reference.

     10.23     Underwriting Agreement dated September 16, 1994 among
               CoreStates Financial Corp, CoreStates Capital Corp and
               Lehman Brothers Inc., Goldman, Sachs & Co., Merrill
               Lynch & Co., J.P. Morgan Securities Inc., CS First
               Boston Corporation and Smith Barney Inc. Filed as
               Exhibit 1(a) to the Registrant's Registration Statement on Form S-3, No. 33-54049 and incorporated herein by reference.

     11        CoreStates Financial Corp Statement re Computation of
               Per Share Earnings.

     12.1 CoreStates Financial Corp and Subsidiaries Computation of Ratio of Earnings from Continuing Operations to Fixed Charges of Continuing Operations.

     12.2      CoreStates Financial Corp Computation of Ratio of
               Earnings to Fixed Charges Combined CoreStates (Parent
               Company) and CoreStates Capital

     13 Pages 10 through 69 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994.

     21        List of Subsidiaries.

     23.1      Consent of Ernst & Young LLP
     23.2      Consent of KPMG Peat Marwick LLP
     23.3      Consent of Coopers & Lybrand L.L.P.


Exhibit No.                                                                Page No.
- -----------                                                                --------

     27        Financial Data Schedule.

     99.1      Undertaking - Form S-8 Registration Statements.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.


NOTE:     CoreStates Financial Corp will furnish, at cost, any exhibit not accompanying this document upon request. Cost for each document is determined by the number of pages in the document.

(b)  Reports on Form 8-K for the quarter ended December 31, 1994:

     A Report on Form 8-K was filed on October 19, 1994 reporting earnings information contained in the news release of CoreStates Financial Corp dated October 19, 1994.

     A Report on Form 8-K was filed on December 2, 1994 reporting that CoreStates Financial Corp had completed the acquisition of Germantown Savings Bank on December 2, 1994.

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
CoreStates Financial Corp

We have audited the accompanying consolidated balance sheets of CoreStates Financial Corp as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1993 and 1992 financial statements of Constellation Bancorp and Independence Bancorp, Inc., which statements reflect total assets constituting 17.2% of the related consolidated totals as of December 31, 1993, and net interest income constituting 15.6% of the related consolidated totals for each of the years ended December 31, 1993 and 1992. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to data included for Constellation Bancorp and Independence Bancorp, Inc. is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreStates Financial Corp at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 and 1993 the Company changed its methods of accounting for certain investments in debt and equity securities, in 1993 the Company changed its method of accounting for post-employment benefits, and in 1992 the Company changed its method of accounting for income taxes and for post-retirement benefits other than pensions.

                                            /s/Ernst & Young LLP

Philadelphia, Pennsylvania
February 7, 1995

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Constellation Bancorp:

We have audited the consolidated statement of condition of Constellation Bancorp and subsidiaries as of December 31, 1993 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1993 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Constellation Bancorp and subsidiaries at December 31, 1993 and 1992 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1993, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, Constellation Bancorp adopted the provisions of the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," No. 109, "Accounting for Income Taxes," and No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1993.

As discussed in Note 1, the accompanying 1993 Consolidated Financial Statements have been restated to remove certain merger-related charges.

                                          /s/KPMG Peat Marwick LLP

Short Hills, New Jersey
March 16, 1994, except as to the
     third paragraph of Note 1 and
     the last paragraph of Note 16,
     which are as of July 19, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Independence Bancorp, Inc.

We have audited the consolidated balance sheet of Independence Bancorp, Inc. and Subsidiaries as of December 31, 1993 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Independence Bancorp, Inc. and Subsidiaries at December 31, 1993 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for investments in 1993 and method of accounting for income taxes in 1992.

                                         /s/Coopers & Lybrand L.L.P.

January 19, 1994
2400 Eleven Penn Center
Philadelphia, Pennsylvania

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

(Registrant) CORESTATES FINANCIAL CORP

     Signature                 Capacity             Date
     ---------                 --------             ----

  /s/Terrence A. Larsen        Director, Chairman   March 15, 1995
- --------------------------     of the Board and
Terrence A. Larsen             Chief Executive
                               Officer
                               (principal
                               executive
                               officer)

  /s/David C. Carney           Principal financial  March 15, 1995
- --------------------------     officer
David C. Carney


  /s/Albert W. Mandia          Principal            March 15, 1995
- --------------------------     accounting officer
Albert W. Mandia

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  /s/George A. Butler          Director             March 15, 1995
- --------------------------
George A. Butler


  /s/Nelson G. Harris          Director             March 15, 1995
- --------------------------
Nelson G. Harris


  /s/Carlton E. Hughes         Director             March 15, 1995
- --------------------------
Carlton E. Hughes


  /s/Shirley A. Jackson        Director             March 15, 1995
- --------------------------
Shirley A. Jackson


     Signature                 Capacity             Date
     ---------                 --------             ----

  /s/Ernest E. Jones          Director             March 15, 1995
- --------------------------
Ernest E. Jones


    /s/Herbert Lotman         Director             March 15, 1995
- --------------------------
Herbert Lotman


    /s/George V. Lynett       Director             March 15, 1995
- --------------------------
George V. Lynett


    /s/Patricia A. McFate     Director             March 15, 1995
- --------------------------
Patricia A. McFate


    /s/John A. Miller         Director             March 15, 1995
- --------------------------
John A. Miller


    /s/Marlin Miller, Jr.     Director             March 15, 1995
- --------------------------
Marlin Miller, Jr.


    /s/Stephanie W. Naidoff   Director             March 15, 1995
- --------------------------
Stephanie W. Naidoff


/s/Seymour S. Preston, III    Director             March 15, 1995
- --------------------------
Seymour S. Preston, III


    /s/James M. Seabrook      Director             March 15, 1995
- --------------------------
James M. Seabrook


    /s/J. Lawrence Shane      Director             March 15, 1995
- --------------------------
J. Lawrence Shane


    /s/Raymond W. Smith       Director             March 15, 1995
- --------------------------
Raymond W. Smith

     Signature                 Capacity            Date
     ---------                 --------            ----
    /s/Harold A. Sorgenti     Director             March 15, 1995
- --------------------------
Harold A. Sorgenti


    /s/Peter S. Strawbridge   Director             March 15, 1995
- --------------------------
Peter S. Strawbridge