Form 10-Q
period 1995-03-31
CORESTATES FINANCIAL CORP
filed 1995-05-12
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended March 31, 1995          Commission file number 0-6879



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

Number of Shares of Common Stock Outstanding at May 1, 1995: 141,613,478

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX                                                                  Page
                                                                       ----

PART I. FINANCIAL INFORMATION

  Item 1 - Financial Statements

           Consolidated Balance Sheets as of March 31, 1995 and
           December 31, 1994                                              3

           Consolidated Statements of Income for the Three
           Months Ended March 31, 1995 and 1994                           4

           Consolidated Statements of Changes in
           Shareholders' Equity for the Three Months Ended
           March 31, 1995 and 1994                                        5

           Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1995 and 1994                     6

           Notes to the Consolidated Financial
           Statements                                                     7-8

  Item 2 - Management's Discussion and Analysis
           of Financial Condition and Results of Operations               9-29

PART II.  OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                              30

SIGNATURE                                                                31

EXHIBITS 11, 12.1, 12.2, 27                                              32-36

PART I. FINANCIAL INFORMATION
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(in thousands)                                       March 31,    December 31,
                                                        1995          1994
                                                    -----------   ------------
                                                    (Unaudited)      (Note)
ASSETS
- ------
Cash and due from banks...........................  $ 1,933,867    $ 2,262,512
Time deposits, principally Eurodollars............    1,868,706      1,750,458
Investments held-to-maturity (fair value:
  1995 - $2,212,815; 1994 - $2,463,488)...........    2,219,869      2,454,584
Investments available-for-sale, at fair value.....      410,600        426,047
Loans, net of unearned discounts of $142,604 in
  1995 and $141,109 in 1994 (Note B)..............   20,912,191     20,526,216
  Less: Allowance for loan losses.................     (498,696)      (500,631)
                                                    -----------    -----------
          Net loans...............................   20,413,495     20,025,585
Federal funds sold and securities purchased under
  agreements to resell............................       43,960        731,820
Trading account securities, at fair value.........           78          1,206
Due from customers on acceptances.................      369,690        342,211
Premises and equipment............................      419,510        423,832
Other assets......................................      815,661        906,881
                                                    -----------    -----------
          Total assets............................  $28,495,436    $29,325,136
                                                    ===========    ===========

LIABILITIES
- -----------
Deposits:
  Domestic:
    Non-interest bearing..........................  $ 5,652,960    $ 6,362,470
    Interest bearing..............................   14,074,848     14,565,051
  Overseas branches and subsidiaries..............    1,182,966      1,113,365
                                                    -----------    -----------
          Total deposits..........................   20,910,774     22,040,886
Funds borrowed....................................    1,935,663      1,546,201
Bank acceptances outstanding......................      370,635        336,103
Other liabilities.................................    1,182,470      1,260,722
Long-term debt....................................    1,803,553      1,791,110
                                                    -----------    -----------
          Total liabilities.......................   26,203,095     26,975,022
                                                    -----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note C)
- -----------------------------------------------

SHAREHOLDERS' EQUITY
- --------------------
Preferred stock: authorized 10.0 million shares; no
  shares issued...................................           --             --
Common stock: $1 par value; authorized 200.0
 million shares; issued 145.9 million shares in
 1995 and 1994 (including treasury shares of
 2.8 million in 1995 and 1.0 million in 1994).....    2,292,341      2,350,114
                                                    -----------    -----------
          Total shareholders' equity..............    2,292,341      2,350,114
                                                    -----------    -----------
          Total liabilities and shareholders'
           equity.................................  $28,495,436    $29,325,136
                                                    ===========    ===========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)
(in thousands, except per share amounts)

                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                     1995      1994
                                                    ------    ------
INTEREST INCOME
- ---------------
Interest and fees on loans:
  Taxable income.................................  $476,900  $385,807
  Tax exempt income..............................     4,917     6,101
Interest on investment securities:
  Taxable income.................................    34,636    35,689
  Tax exempt income..............................     3,313     4,337
Interest on time deposits in banks...............    29,130    14,796
Other interest income............................     2,091     2,479
                                                   --------  --------
   Total interest income.........................   550,987   449,209
                                                   --------  --------
INTEREST EXPENSE
- ----------------
Interest on deposits.............................   128,390    86,741
Interest on funds borrowed.......................    27,298    16,959
Interest on long-term debt.......................    30,431    17,171
                                                    -------  --------
   Total interest expense........................   186,119   120,871
                                                   --------  --------
   NET INTEREST INCOME...........................   364,868   328,338
Provision for losses on loans....................    25,000   146,905
                                                    -------  --------
   NET INTEREST INCOME AFTER
    PROVISION FOR LOSSES ON LOANS................   339,868   181,433
                                                   --------  --------
NON-INTEREST INCOME
- -------------------
Service charges on deposit accounts..............    43,930    46,022
Trust income.....................................    24,330    24,593
Fees for international services..................    21,972    18,139
Debit and credit card fees.......................    14,344    14,398
Income from investment in EPS, Inc...............    26,493     7,912
Gains on trading account securities..............       668       310
Securities gains.................................     6,395     6,897
Other operating income...........................    24,169    27,676
                                                   --------  --------
   Total non-interest income.....................   162,301   145,947
                                                   --------  --------

NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and benefits.....................   158,059   158,928
Net occupancy....................................    29,407    30,192
Equipment expenses...............................    19,488    19,204
Restructuring and merger-related charges.........   110,000    75,000
Other operating expenses.........................    97,116    88,010
                                                   --------  --------
   Total non-financial expenses..................   414,070   371,334
                                                   --------  --------
INCOME (LOSS) BEFORE INCOME TAXES................    88,099   (43,954)
- ---------------------------------
Provision (benefit) for income taxes.............    32,732   (13,959)
                                                   --------  --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
- -------------------------------------------
 CHANGE IN ACCOUNTING PRINCIPLE..................    55,367   (29,995)
 ------------------------------
Cumulative effect of a change in accounting
 principle, net of income tax benefits of
 $1,846..........................................         -    (3,430)
                                                   --------  --------
NET INCOME (LOSS)................................  $ 55,367  $(33,425)
- -----------------                                  ========  ========

Average common shares outstanding................  144,246    144,612
                                                  ========   ========

PER COMMON SHARE DATA
- ---------------------
Income (loss) before cumulative effect of a
 change in accounting principle..................     $0.38    $(0.21)
                                                    =======  ========
Net income (loss)................................     $0.38    $(0.23)
                                                    =======  ========
Cash dividends declared..........................     $0.34     $0.30
                                                    =======  ========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                                                Common     Capital     Retained    Treasury
                                                                stock      surplus     earnings     stock        Total
                                                             ----------    --------   ----------  ---------    ---------
Three Months Ended March 31, 1994
- ---------------------------------

Balances at beginning of year...........................       $145,740   $778,498   $1,451,965    $ (7,819)  $2,368,384
Net income (loss).......................................                                (33,425)                 (33,425)
Net change in unrealized gain on investments
 available-for-sale, net of tax.........................                                (30,361)                 (30,361)
Treasury shares acquired (2,004 shares).................                                            (53,879)     (53,879)
Purchase and retirement of common stock.................           (165)      (979)      (3,027)                  (4,171)
Common stock issued under employee benefit
  plans (74 new shares; 126 treasury shares)............             74        936         (660)      3,403        3,753
Common stock issued under dividend reinvestment
  plan (122 treasury shares)............................                         1         (364)      3,522        3,159
Conversion of subordinated debentures (1 share).........              1         29                                    30
Foreign currency translation adjustments................                                    (14)                     (14)
Common dividends declared...............................                                (41,927)                 (41,927)
                                                               --------   --------   ----------    --------   ----------
Balances at end of period...............................       $145,650   $778,485   $1,342,187    $(54,773)  $2,211,549
                                                               ========   ========   ==========    ========   ==========

Three Months Ended March 31, 1995
- ---------------------------------

Balances at beginning of year...........................       $145,878   $781,766   $1,446,767    $(24,297)  $2,350,114
Net income..............................................                                 55,367                   55,367
Net change in unrealized gain on investments
  available-for-sale, net of tax........................                                    724                      724
Treasury shares acquired (3,038 shares).................                                            (88,696)     (88,696)
Common stock issued under employee benefit
  plans (1,137 treasury shares).........................                                (12,065)     32,526       20,461
Common stock issued under dividend reinvestment
  plan (127 treasury shares)............................                        19           (2)      3,353        3,370
Cash paid for fractional shares.........................                                    (24)                     (24)
Foreign currency translation adjustments................                                    108                      108
Common dividends declared...............................                                (49,083)                 (49,083)
                                                               --------   --------   ----------    --------   ----------
Balances at end of period...............................       $145,878   $781,785   $1,441,792    $(77,114)  $2,292,341
                                                               ========   ========   ==========    ========   ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)
(in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                     -------------------------
                                                       1995             1994
                                                     --------         --------
Operating Activities
- --------------------
Net income (loss).............................    $    55,367      $   (33,425)
Adjustments to reconcile net income (loss)
 to net cash provided by operating activities:
  Restructuring and merger-related charges....        110,000           37,000
  Cumulative effect of a change in
   accounting principle.......................              -            3,430
  Provision for losses on loans...............         25,000          146,905
  Provision for losses and writedowns on
   OREO.......................................          2,973           28,934
  Depreciation and amortization...............         17,822           31,261
  Securities gains, net.......................         (6,395)          (6,897)
  Other gains.................................        (19,000)               -
  Deferred income tax expense (benefit).......        (27,840)         (73,943)
  Increase (decrease) in due to factored
   clients....................................        (76,190)          56,807
  Decrease in interest receivable.............          5,119            6,579
  Increase (decrease) in interest payable.....         10,175          (14,606)
  Other assets and liabilities, net...........         17,147            8,539
                                                  -----------      -----------
     Net Cash Provided By Operating
      Activities..............................        114,178          190,584
                                                  -----------      -----------
Investing Activities
- --------------------
Net increase in loans.........................       (280,736)        (503,756)
Proceeds from sales of loans..................        132,003          160,890
Loans originated or acquired - non-bank
 subsidiary...................................     (8,360,549)      (7,673,456)
Principal collected on loans - non-bank
 subsidiary...................................      8,103,859        7,551,980
Net increase in time deposits, principally
  Eurodollars.................................       (116,229)         (12,795)
Purchases of investments held-to-maturity.....       (138,504)        (343,604)
Purchases of investments available-for-sale...        (73,818)        (132,499)
Proceeds from maturities of investments
 available-for-sale...........................         13,920           69,836
Proceeds from maturities of investments
 held-to-maturity.............................        365,593          501,529
Proceeds from sales of investments
 available-for-sale...........................         91,028          469,144
Net decrease in Federal funds sold and
  securities purchased under agreements to
   resell.....................................        687,860         (280,935)
Purchases of premises and equipment...........        (41,735)         (21,536)
Proceeds from sales and paydowns on OREO......          7,214            8,795
Other.........................................         11,578            1,317
                                                  -----------      -----------
     Net Cash Provided By (Used In)
      Investing Activities....................        401,484         (205,090)
                                                  -----------      -----------
Financing Activities
- --------------------
Net decrease in deposits......................     (1,131,116)        (414,531)
Proceeds from issuance of long-term debt......        105,000           26,701
Retirement of long-term debt..................        (92,612)         (29,604)
Net increase in short-term funds borrowed.....        389,462          325,224
Cash dividends paid...........................        (50,152)         (38,514)
Purchases of treasury stock...................        (88,696)         (53,879)
Other.........................................         23,807            6,912
                                                  -----------      -----------
     Net Cash Used In Financing Activities....       (844,307)        (177,691)
                                                  -----------      -----------
     Decrease In Cash And Due From Banks......       (328,645)        (192,197)
     -----------------------------------
     Cash And Due From Banks at January 1,....      2,262,512        2,521,676
                                                  -----------      -----------
     Cash and due from banks at March 31,.....    $ 1,933,867      $ 2,329,479
                                                  ===========      ===========

Supplemental Disclosure of Cash Flow
 Information
- ------------------------------------
Cash paid during the period for:
     Interest.................................    $   175,944      $   135,862
                                                  ===========      ===========
     Income taxes.............................    $     2,914      $       621
                                                  ===========      ===========
Net cash received on interest rate swaps......    $     9,727      $    30,106
                                                  ===========      ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 1995
NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

   In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share, in March 1995. The process redesign is expected to generate by late 1996, efficiencies which will reduce expenses by approximately $180 million and revenue enhancements which will net an addition of approximately $30 million to revenues, combining to improve net income at an annual rate of $0.90 per share.

   During the first quarter of 1994, CoreStates recognized a $3.4 million after-tax, or $0.02 per share, impairment loss on certain mortgage securities as a cumulative effect of a change in accounting principle. The loss was the result of a write-down to fair value of these securities, which were deemed to be impaired. This resulted from a Financial Accounting Standards Board ("FASB") 1994 interpretation of Statement of Financial Accounting Standards No. 115 ("FAS 115"). The interpretation, reached by a consensus of the FASB Emerging Issues Task Force in March 1994, provides more definitive criteria for recognition of impairment losses on these types of securities.

NOTE B -- LOAN PORTFOLIO

  Loans, net of unearned discounts, at March 31, 1995 and December 31, 1994 consist of the following (in thousands):

                                                 March 31,   December 31,
                                                   1995          1994
                                                -----------  ------------
Domestic:
  Commercial, industrial and other:
    Highly leveraged transactions ("HLTs")....  $   491,534   $   497,972
    Other.....................................    8,779,575     8,190,761
                                                -----------   -----------
      Total commercial, industrial and other..    9,271,109     8,688,733
                                                -----------   -----------
  Real estate:
    Construction and development..............      324,471       331,369
    Residential...............................    2,983,340     3,180,227
    Other.....................................    2,882,772     2,979,053
                                                -----------   -----------
      Total real estate.......................    6,190,583     6,490,649
                                                -----------   -----------
  Consumer:
    Installment...............................    1,381,436     1,386,776
    Credit card...............................    1,370,305     1,374,598
                                                -----------   -----------
      Total consumer..........................    2,751,741     2,761,374
                                                -----------   -----------
  Financial institutions......................      707,065       668,119
  Factoring receivables.......................      608,701       622,380
  Lease financing.............................      732,028       710,338
                                                -----------   -----------
      Total domestic..........................   20,261,227    19,941,593
                                                -----------   -----------
Foreign.......................................      650,964       584,623
                                                -----------   -----------
      Total loans.............................  $20,912,191   $20,526,216
                                                ===========   ===========

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)--continued March 31, 1995

NOTE B -- LOAN PORTFOLIO - continued

   In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") and in October 1994, the FASB issued Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("FAS 118"). FAS 114 addresses accounting for impairment of certain loans and requires that impaired loans within the scope of FAS 114 be measured based on the present value of expected cash flows discounted at the loan's effective interest rate, or be measured at the loan's observable market price or the fair value of its collateral. FAS 118 amended FAS 114's income recognition policies and clarifies FAS 114's disclosure requirements. Both FAS 114 and 118 are effective beginning in 1995. As required, CoreStates adopted both statements in the first quarter of 1995. The adoption of these standards did not have an impact on CoreStates' provision for loan losses or allowance for loan losses, nor change CoreStates' methodology for recognizing income on impaired loans.

NOTE C -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

   In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. These include various financial instruments with off-balance sheet risk used in connection with CoreStates' asset and liability management and to provide for the needs of customers. These involve varying degrees of credit, interest rate and liquidity risk, but do not represent unusual risks for the Corporation. Management does not anticipate any significant losses as a result of these transactions.

   The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments as of March 31, 1995 and December 31, 1994 (in thousands):

                                                    March 31,   December 31,
                                                       1995         1994
                                                    ----------  ------------
Standby letters of credit, net of participations..  $1,106,008    $1,125,262
Commercial letters of credit......................   1,241,806     1,244,164
Commitments to extend credit......................   8,459,300     8,223,261
Unused commitments under credit card lines........   3,833,442     3,579,453
Interest rate futures contracts:
  Commitments to purchase.........................   1,068,000     1,043,000
Commitments to purchase foreign and
  U.S. currencies.................................   1,644,731     1,816,549
Interest rate swaps, notional principal
  amounts.........................................   8,481,439     8,234,400
Interest rate caps and floors:
  Written.........................................     763,219       749,857
  Purchased.......................................   1,188,019     1,150,657
Other derivatives.................................     205,000       295,000

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
- -------

Earnings Review - In the first quarter of 1995, CoreStates Financial Corp
- ---------------
("CoreStates") recorded net income of $55.4 million or $0.38 per share. "Operating earnings" for the first quarter of 1995, which has been defined for purposes of this discussion as net income excluding a restructuring charge and a gain related to changes in an investment in an affiliate joint venture, was $113.6 million, or $0.79 per share. This represents a 16.2% increase when compared to first quarter of 1994 operating earnings of $97.8 million, or $0.68 per share. Operating earnings for the first quarter of 1994 excludes merger-related charges of $127.8 million after-tax, or $0.89 per share, and the cumulative effect of a change in accounting principle.

   The $15.8 million improvement in operating earnings for the first quarter of 1995, as compared to the first quarter of 1994, was primarily due to an increase in taxable equivalent net interest income of $35.3 million, or 10.6%. The net interest margin for the first quarter of 1995 was 5.93%, an increase of 37 basis points when compared to 5.56% for the first quarter of 1994. Partially offsetting the increase in net interest income was a $2.6 million, or 1.8% decline in non-interest income excluding the gain on the affiliate joint venture and a $7.8 million, or 2.6% increase in non-financial expenses excluding the restructuring and merger-related charges.

  Key performance measures, based on operating earnings, continued to be strong. Returns on average equity and assets were 19.63% and 1.63%, respectively, in the first quarter of 1995, compared to 16.45% and 1.43%, respectively, in the first quarter of 1994.

  In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110.0 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share in March 1995. For a more detailed discussion of the process redesign and related restructuring charge see "Process Redesign" beginning on page 10.

  Also in March 1995, Electronic Payment Services, Inc. ("EPS") an affiliate joint venture formed in 1992 to combine the consumer electronic transaction processing businesses of CoreStates and three partners, admitted a fifth partner and increased the ownership interest of an existing partner. As a direct result of this change in its ownership interest, CoreStates recognized a pre-tax gain of $19.0 million, $11.8 million after-tax or $0.08 per share.

  Upon consummation of its acquisition by CoreStates on March 16, 1994, Constellation Bancorp ("Constellation") recorded merger-related charges in the first quarter of 1994 in connection with a change in strategic direction related to problem assets and to conform consumer lending charge-off policies to those of CoreStates, and for expenses directly attributable to the acquisition. In the first quarter of 1994, Constellation recorded merger-related charges totalling $127.8 million after-tax, or $0.89 per share. On a pre-tax basis, these merger-related charges consisted of a $120.0 million provision for loan losses, a $28.0 million addition to the OREO reserve, $13.0 million for the writedown of purchased mortgage servicing rights and related assets, and $34.0 million for expenses directly attributable to the acquisition including $8.0 million of severance costs related to approximately 370 employees.

  During the first quarter of 1994, CoreStates recognized a $3.4 million after-tax, or $0.02 per share, impairment loss on certain mortgage securities as a cumulative effect of a change in accounting principle. The loss was the result of a writedown to fair value of these securities, which were deemed to be impaired. This resulted from the Financial Accounting Standards Board's ("FASB") 1994 interpretation of Statement of Financial Accounting Standards No. 115 ("FAS 115"). The interpretation, reached by a consensus of the FASB Emerging Issues Task Force in March 1994, provides more definitive criteria for recognition of impairment losses on these types of securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

Operating results, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                        Three Months Ended    Percentage
                                             March 31,         Increase
                                        ------------------
                                          1995       1994     (Decrease)
                                       ----------  ---------  ----------
Net interest income (taxable
 equivalent basis)...................   $  369.3   $  334.0      10.6%
                                        ========   ========
Income (loss) before the cumulative
 effect of a change in accounting
 principle...........................   $   55.4   $  (30.0)
Add back after-tax restructuring
 charge..............................       70.0          -
Less after-tax EPS gain..............      (11.8)         -
Add back after-tax merger-related
 charges.............................          -      127.8
                                        --------   --------
Operating earnings...................   $  113.6   $   97.8      16.2
                                        ========   ========

Operating earnings per share.........   $   0.79   $   0.68      16.2
                                        ========   ========

Return on average equity (a).........      19.63%     16.45%
Return on average assets (a).........       1.63       1.43
Net interest margin..................       5.93       5.56
Average common shares outstanding....    144.246    144.612

- ------------------

(a) Calculated based on "Operating earnings."

Process Redesign - In order to build upon CoreStates' strong financial condition
- ----------------
and sustain previous financial successes, and to accomplish this goal in the competitive financial services environment in which CoreStates operates, management had commenced an intensive review of all aspects of CoreStates' operations and businesses in September 1994. In March 1995, CoreStates completed its review and approved and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. The objectives of the process redesign are: (i) to enhance CoreStates' customer focus; (ii) to accelerate the culture change already in progress at CoreStates; and (iii) to improve productivity.

As a result of the process redesign, CoreStates recorded a $110 million restructuring charge, $70 million after-tax or $0.49 per share, in March 1995. The process redesign will result in the elimination of 2,800 positions, or 2,600 full-time equivalent employees. The breakdown of the eliminated positions is as follows: (i) 450 positions resulting from a hiring freeze in place since September 1994; (ii) 530 positions resulting from expected attrition during implementation of the process redesign; (iii) 930 employees who have elected to accept an enhanced severance package; and (iv) 890 layoffs. At March 31, 1995, CoreStates had 14,497 full-time equivalent employees which include reductions only for the impact of the hiring freeze. The components of the restructuring charge were as follows (in millions):

                                                 Requiring
                                                   Cash
                                          Total   Outflow
                                          -----  ---------

          Severance costs...............   $ 72        $72
          Office reconfiguration costs..     16          7
          Branch closing costs..........     15          7
          Outplacement costs............      3          3
          Miscellaneous.................      4          2
                                           ----        ---
            Total.......................   $110        $91
                                           ====        ===

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

The severance charge relates to the separation package which will be paid to those employees who have elected to accept that package and to those employees laid off. Cash payments under separation packages will commence in April 1995 and continue for varying terms. No lump sum severance payments will be made. The office reconfiguration charge relates to the costs of asset writeoffs and lease buyouts that will be incurred principally in the process of streamlining and consolidating center city Philadelphia operations. This streamlining and consolidating process will occur over the next 18 months. The branch closing charge relates to the costs of asset writeoffs and lease buyouts that will be incurred in the process of consolidating and closing 37 branch offices, most by the third quarter of 1995. At March 31, 1995, no payments have been charged against the accruals. Future cash outflows to be incurred in implementing the process redesign plan, which were not included in the restructuring charge, will include approximately $20 million for capital expenditures and approximately $25 million in operating expenses.

The principal themes of the process redesign plan are as follows:

. Redefine the organizational structure around customers, customer segments and markets, not products;
.  Streamline and consolidate functions and processes;
. Vacate 1.2 million square feet of currently occupied space in 45 buildings, including the 37 branches to be closed;
. Use technology to automate services and processes; and . Employ tiered pricing strategies and streamline product pricing.


Implementation of the process redesign plan will occur over the next 18 months. The process redesign is expected to generate by late 1996, cost efficiencies which will reduce expenses by $180 million and revenue enhancements which will net an addition of $30 million to recurring fee income, combining to improve CoreStates' net income at an annual rate of $0.90 per share. The process redesign is expected to have a positive impact on net income of approximately $0.16 per share in 1995 (excluding the restructuring charge) and $0.72 per share in 1996. A breakdown of expected expense reductions is as follows: personnel related - $98 million; professional and outside services - $20 million; occupancy - $18 million; office supplies - $9 million; telecommunications - $5 million; travel and entertainment - $5 million; furnishings - $4 million; and all other - $21 million.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
- ---------------------

   The following tables present the performance results of CoreStates' four core business segments; Wholesale Banking; Consumer Financial Services; Trust and Investment Management; and Electronic Payment Services, Inc. ("EPS"), an affiliate, for the three month period ended March 31, 1995 and 1994. Each segment is comprised of well defined business lines with market or product-specific missions.

Three Months Ended March 31,
($ in millions, taxable equivalent basis)

                                                      Consumer          Trust and
                                  Wholesale           Financial         Investment
                                   Banking            Services          Management
                              ----------------    ----------------    --------------
                                1995     1994       1995     1994      1995    1994
                              -------  -------    -------  -------    ------  ------
Net interest income......... $ 156.8   $ 147.9    $174.7    $161.3   $  7.0   $  7.5
Provision for loan losses...    10.4      12.6      14.3      14.1      0.3      0.2
Non-interest income.........    59.4      56.4      39.4      46.2     24.5     24.8
Non-financial expenses......   110.4     116.4     139.1     149.2     26.9     27.4
                             -------   -------    ------    ------   ------   ------
Income before income
 taxes......................    95.4      75.3      60.7      44.2      4.3      4.7
Income tax expense..........    37.4      29.6      23.6      17.1      1.6      1.7
                             -------   -------    ------    ------   ------   ------
Net income.................. $  58.0   $  45.7    $ 37.1    $ 27.1   $  2.7   $  3.0
                             =======   =======    ======    ======   ======   ======

Return on assets............    1.50%     1.23%     2.07%     1.43%    1.54%    1.78%
Return on equity (a)........   26.14     23.14     45.73     29.62    42.12    41.95
Average assets.............. $15,634   $15,072    $7,268    $7,676   $  710   $  685
Average equity (a).......... $   900   $   801    $  329    $  371   $   26   $   29

                                  EPS, Inc.
                                  Affiliate              Corporate             Total
                               ----------------      ----------------      --------------
                                 1995     1994         1995     1994(d)     1995    1994
                               -------  -------      -------  -------      ------  ------
Net interest income.........  $  (1.2)    $  (1.4)  $  32.0   $   18.7   $ 369.3   $ 334.0
Provision for loan losses...                                     120.0      25.0     146.9
Non-interest income.........     26.5(b)      7.9      12.5       10.6     162.3     145.9
Non-financial expenses......                          137.7(c)    78.3     414.1     371.3
                              -------     -------   -------   --------   -------   -------
Income (loss) before
 income taxes...............     25.3         6.5     (93.2)    (169.0)     92.5     (38.3)
Income tax expense
 (benefit)..................      9.4         2.3     (34.9)     (59.0)     37.1      (8.3)
                              -------     -------   -------   --------   -------   -------
Net income (loss)...........  $  15.9     $   4.2   $ (58.3)  $ (110.0)  $  55.4   $ (30.0)(e)
                              =======     =======   =======   ========   =======   =======

Return on assets............    96.24%      22.71%    (5.15)%   (10.56)%    0.79%    (0.44)%
Return on equity (a)........   2149.4      425.83    (21.70)    (39.96)     9.57     (5.04)
Average assets..............  $    67     $    75   $ 4,589   $  4,224   $28,268   $27,732
Average equity (a)..........  $     3     $     4   $ 1,089   $  1,207   $ 2,347   $ 2,412

- -------------------------

(a) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets.
(b) Includes a gain of $19.0 million pre-tax, $11.8 million after-tax or $0.08 per share, related to changes in the investment in the EPS affiliate joint venture.
(c) Includes a restructuring charge of $110.0 million pre-tax, $70.0 million after-tax or $0.49 per share, related to a corporate-wide process redesign.
(d) Includes after-tax merger-related charges of $127.8 million or $0.89 per share recorded in the first quarter of 1994 for the Constellation Bancorp acquisition.
(e)  Based on income before cumulative effect of change in accounting principle.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------------------

    Corporate overhead, processing and support costs, and the loan loss provision are allocated along with the impact of balance sheet management and hedging activities of CoreStates. A matched maturity transfer pricing system is used to allocate interest income and interest expense. All business lines in the four core businesses are allocated equity utilizing regulatory risk-based capital guidelines as well as each business line's fixed assets and other capital investment requirements. Intangible assets and associated costs are also allocated to relevant business units. The development of these allocation methodologies is a continuous process at CoreStates.

    The Corporate category includes the income and expense impact of unallocated equity; unusual or non-recurring items not attributable to the operating activities of the major business areas; emerging business activities not directly related to the four major business areas; and miscellaneous items.

    Wholesale Banking is organized into six business lines: Corporate Middle Market; Corporate and Institutional Banking; Investment Banking; Cash Management; International Banking; and Specialized Finance (including Congress Financial Corporation, CoreStates' commercial finance subsidiary). Wholesale Banking continued its strong performance in 1995 as net income increased $12.3 million, or 26.9% above first quarter 1994. This increase was due primarily to growth in net interest income, non-interest income and a decline in non-financial expenses. Net interest income was $8.9 million, or 6.0% above 1994 due to higher loan and factoring volumes (primarily at Congress), higher loan spreads, lower levels of non-performing loans, and higher loan fees. Average loan outstandings increased 5.5% from prior year. Average non-performing loans declined 33.7% from prior year. Non-interest income increased $3.0 million, or 5.3% above prior year largely due to growth in international service fees and securities gains. Non-financial expenses declined 5.2%, or $6.0 million largely due to declines in overhead and processing expenses. The provision for loan losses declined 17.5% as the overall quality of the loan portfolio improved.

    Consumer Financial Services includes the Community Banking, Mortgage Services and Specialty Products business lines. Specialty Products includes Credit Card, Student Lending, Card Linx and Synapsys.

    Net income for the first quarter of 1995 was $37.1 million, an increase of $10.0 million, or 36.9% over the first quarter of 1994. Net interest income grew by $13.4 million, or 8.3% for the quarter when compared to prior year. Community Banking net interest income increased by $10.4 million, as favorable deposit spreads, up 59 basis points, generated a $19.5 million increase. This increase was partially offset by the impacts of narrowing loan spreads, down 35 basis points, resulting in a $4.1 million decline in net interest income, and a $450 million decrease in loan outstandings, resulting in a $3.3 million decline in net interest income. The decrease in loan outstandings was driven by portfolio sales and weak consumer loan demand. The Specialty Products Group net interest income grew by $4.1 million driven by a 19.8% increase in credit card outstandings which equated to a $5.5 million favorable impact. This growth was slightly offset by a narrowing credit card spread, down 54 basis points for a $1.5 million impact.

    Non-interest income for the quarter declined $6.8 million, or 14.7% in comparison to 1994. Mortgage income declined by $4.0 million primarily resulting from the Constellation portfolio which was sold in 1994 as well as a decline in the ongoing mortgage business. In addition, in March 1994, Community Banking sold its marine portfolio for a one-time gain of $1.5 million. Revenue from third party sales of annuities and mutual funds declined quarter-to-quarter due, in part, to customers' shifting from these products to certificates of deposits as rates became more attractive in the latter half of 1994. Non-financial expenses declined by $10.1 million, or 6.8%. In Community Banking, savings gained from a hiring freeze and heightened expense management exercised during the company-wide redesign program, as well as merger-related synergies, were the major reasons for the expense decline. Specialty Products Group expenses increased by $1.7 million quarter-to-quarter mainly due to a $0.6 million increase in credit card advertising expense and additional expenses incurred resulting from the increase in credit card volume.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------------------

    Trust and Investment Management is organized into four business lines:
Institutional Trust; Personal Trust; Private Banking; and Investment Management. Net income of $2.7 million was down $0.3 million, or 10.0% from 1994. A $0.5 million or 6.7% decline in net interest income was caused by continued soft loan demand and narrower loan spreads in Private Banking, as well as lower balance credits in most business lines, particularly in Corporate Trust, due to lower bond refundings. Non-interest income declined $0.3 million, or 1.2% from 1994, principally due to lower fees in Personal Trust. Expenses were $0.5 million below 1994, partially offsetting the shortfall in revenues.

    Electronic Payment Services, Inc. ("EPS") was formed on December 4, 1992 through a separate contribution of the consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Bank Corp and Key Corp. EPS is the nation's leading provider of ATM and POS processing services. CoreStates' received cash, preferred stock and common stock for the contribution of its MAC ATM network and BUYPASS POS businesses. CoreStates' ownership at formation was 31%.

    In December, 1993, CoreStates and EPS mutually agreed to enter into a recapitalization of EPS involving the EPS preferred stock held by CoreStates. In exchange for substantially all of the preferred stock, CoreStates received from EPS a ten-year 6.45% note providing for equal quarterly principal payments over the life of the note. The recapitalization does not affect the amount of the deferred gain generated in the 1992 contribution of the business lines to EPS, but does change the timing of the recognition of the $138 million deferred gain from a five-year period beginning in 1996 to a ten-year period which began in 1994.

    Net income of $15.9 million for the first quarter of 1995 includes a $19.0 million gain, $11.8 million after-tax, associated with the addition of National City Corp as a partner in EPS and the buy-up by KeyCorp to a full partner in EPS. Both transactions closed on March 2, 1995. These transactions decreased CoreStates' share of ownership from 31% to 20%. The 1995 results also include $7.5 million in non-interest income from CoreStates' equity interest in EPS net income, recognition of the deferred gain, and interest income on the promissory note, partly offset by interest carrying charges on the net investment in EPS. Net income for the first quarter 1994 totalled $4.2 million.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME
- -------------------

    The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the first quarter of 1995 was $369.3 million, an increase of $35.3 million, or 10.6%, from the first quarter of 1994. The net interest margin at 5.93% improved 37 basis points from the first quarter of 1994. The increase in the level of taxable equivalent net interest income and the net interest margin were primarily a result of: wider interest rate spreads as the rates earned on loans increased 133 basis points from the first quarter of 1994 while the rate paid on deposits increased only 98 basis points, and a lower level of non-performing assets. The strength of CoreStates' net interest income and net interest margin stems from the combination of wide spreads on both loans and deposits and a balance sheet which has a relatively high portion of loans and a large base of non-interest bearing funding principally generated by our processing and cash management businesses.

    Taxable equivalent net interest income for the first quarter of 1995 increased $4.9 million, or 1.3%, compared to the fourth quarter of 1994. The modest growth in first quarter interest income as compared to the fourth quarter of 1994 principally reflected a $753 million increase in average loan outstandings mostly due to the December 2, 1994 purchase of Germantown Savings Bank, partially offset by the impact of two fewer days in the first quarter.

    The following table compares taxable equivalent net interest income for the three months ended March 31, 1995 versus the first quarter of 1994 and the fourth quarter of 1994, respectively (in millions):

Taxable Equivalent Net Interest Income
- --------------------------------------

                                     Three Months Ended              Increase (decrease)
                             ----------------------------------  --------------------------
                              March 31,    March 31,   Dec. 31,   March 1995/   March 1995/
                                1995         1994        1994     March 1994     Dec.1994
                             ---------    ---------    --------   ----------    ----------


Total interest income......    $551.0       $449.2      $517.9      $101.8         $33.1
Tax equivalent adjustment..       4.4          5.6         5.2        (1.2)          (.8)
                               ------       ------      ------      ------         -----
Tax equivalent interest
  income...................     555.4        454.8       523.1       100.6          32.3
Total interest expense.....     186.1        120.8       158.7        65.3          27.4
                               ------       ------      ------      ------         -----
Taxable equivalent net
   interest income.........    $369.3       $334.0      $364.4      $ 35.3         $ 4.9
                               ======       ======      ======      ======         =====

Interest rate spread.......      4.91%        4.82%       4.94%
                               ======       ======      ======

Net interest margin........      5.93%        5.56%       5.89%
                               ======       ======      ======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------

   The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

                                Increase (decrease) in interest         Increase (decrease) in interest
                                --------------------------------        --------------------------------
                                       Three Months Ended                      Three Months Ended
                                      March 31, 1995/1994                 March 31, 1995/Dec. 31, 1994
                                --------------------------------        --------------------------------
                                          Change attributable to                  Change attributable to
                                Income/   ----------------------        Income/   ----------------------
                                expense      Volume      Rate           expense      Volume       Rate
                                -------      ------     ------          -------      ------      ------
Interest earning assets
- -----------------------
Time deposits-Eurodollars...    $ 14.3       $ 6.0      $ 8.3         $ 7.7        $ 2.2       $ 5.5
Investment securities.......      (2.6)       (8.1)       5.5          (2.3)        (2.0)       (0.3)
Federal funds sold..........      (0.4)       (1.1)       0.7          (0.9)        (1.1)        0.2
Trading account securities..         -           -          -             -            -           -
Loans:
 Domestic...................      84.2        19.8       64.4          26.1         16.0        10.1
 Foreign....................       5.1         1.6        3.5           1.7          0.5         1.2
                                ------       -----      -----         -----        -----       -----
   Total interest income....     100.6        18.2       82.4          32.3         15.6        16.7
                                ------       -----      -----         -----        -----       -----
Interest bearing funds
- ----------------------
Deposits:
 Domestic...................      40.4        11.1       29.3          19.9          8.1        11.8
 Overseas...................       1.3         2.2       (0.9)          2.2          0.2         2.0
Funds borrowed:
 Federal funds purchased....       3.6        (2.1)       5.7           4.1          1.4         2.7
 Other......................       6.7         1.2        5.5           0.8          1.0        (0.2)
Long-term debt..............      13.3         2.2       11.1           0.4          0.3         0.1
                                ------       -----      -----         -----        -----       -----
 Total interest expense.....      65.3        14.6       50.7          27.4         11.0        16.4
                                ------       -----      -----         -----        -----       -----

Net interest income.........    $ 35.3       $ 3.6      $31.7         $ 4.9        $ 4.6       $ 0.3
- -------------------             ======       =====      =====         =====        =====       =====

- ------------------------------
- - Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

- -  Non-performing loans are included in interest earning assets.

- - The changes in interest expense on domestic time deposits attributable to volume and rate are adjusted by specific reserves as average balances are reduced by such reserves for purposes of rate calculations.


    The effect of cash basis and other non-performing loans on interest income and net interest income for the three month period ended March 31, 1995 and 1994 was as follows (in millions):

                                                     Three
                                                 Months Ended
                                                   March 31,
                                               ---------------
                                               1995       1994
                                               ----       ----

Interest income due on non-performing loans
  in accordance with their original terms....  $5.9       $8.5
Interest income on non-performing loans
  reflected in total interest income.........   3.1        4.1
                                               ----       ----

Net reduction in interest income.............  $2.8       $4.4
                                               ====       ====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------

    The provision for loan losses for the first quarter of 1995 was $25.0 million, a $1.9 million decline from the $26.9 million provision (excluding the $120.0 million Constellation merger-related provision) recorded in the prior year first quarter and unchanged from the 1994 fourth quarter provision. In the first quarter of 1994, Constellation recorded a $120.0 million provision for loan losses in connection with a change in strategy related to problem assets, and to conform its consumer lending charge-off policies to those of CoreStates.

    The following table presents an analysis of changes in the allowance for loan losses for the three month period ended March 31, 1995 and 1994 (in millions):

                                                Three Months Ended
                                                    March 31,
                                              ----------------------
                                                1995          1994
                                              --------      --------

Balance at beginning of period..............   $500.6        $450.8
Provision charged to operating expense......     25.0         146.9(a)
Loan charge-offs............................    (43.3)        (45.5)
Recoveries of loans previously charged off..     16.4          13.4
                                               ------        ------
  Net loan charge-offs......................    (26.9)        (32.1)
                                               ------        ------
Balance at end of period....................   $498.7        $565.6
                                               ======        ======
Ratios:
Net charge-offs (annualized) as a
  percentage of average total loans.........     0.52%         0.66%
                                               ======        ======
Allowance for loan losses as a
  percentage of loans at end of period......     2.38%         2.80%
                                               ======        ======
Allowance for loan losses as a percentage
  of non-performing loans...................   206.23%       142.42%
                                               ======        ======

- --------------------------------------------

(a) Includes a merger-related provision of $120.0 million related to the first quarter of 1994 Constellation acquisition.

                                                                         Page 18
CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES - continued
- ---------------------------------------

    The following table reflects the distribution of net loan charge-offs by loan type for the three month period ended March 31, 1995 and 1994 (in millions):

                                               Three Months Ended             Three Months Ended
                                                 March 31, 1995                 March 31, 1994
                                          ----------------------------  ------------------------------
                                                                % of                             % of
                                                     % of      Total                % of        Total
                                            Net    Average      Net       Net      Average       Net
                                          Charge-   Loan       Charge-  Charge-     Loan       Charge-
                                           offs    Type(a)      offs     offs      Type(a)      offs
                                          ------   -------     ------   ------     -------     ------
Domestic:
  Commercial, industrial and other....... $ 5.9       0.3%       21.9%    $17.4       0.8%       54.2%
  Real estate:
    Construction and development loans...   1.1       1.3         4.1       1.3       1.4         4.0
    Other................................   9.5       0.5        35.3       5.8       0.4        18.1
  Consumer:
    Credit card..........................  10.4       3.1        38.7       6.1       2.1        19.1
    Installment..........................    .2       0.1         0.7       1.3       0.4         4.0
  Other (b)..............................   (.2)                 (0.7)      0.2       0.1         0.6
                                          -----                 -----     -----                 -----
    Total domestic.......................  26.9       0.5       100.0      32.1       0.7       100.0
                                          -----                 -----     -----                 -----
Foreign..................................     -                     -         -                     -
                                          -----                 -----     -----                 -----
    Total net charge-offs................ $26.9       0.5%      100.0%    $32.1       0.7%      100.0%
                                          =====       ===       =====     =====       ===       =====

- ---------------------------------------
(a) Annualized
(b) Includes loans to financial institutions and lease financing.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
- ------------------------------------------------

   Total non-performing assets at March 31, 1995 decreased $12.2 million, or 3.9%, from December 31, 1994. Most of the decrease from December 31, 1994 was in the non-performing real estate portfolio which declined by $9.8 million.

The following table summarizes non-performing assets at March 31, 1995 and December 31, 1994 (in millions):

                                                   March 31,       December 31,
                                                     1995               1994
                                                   ------             ------
Non-accrual loans........................          $240.2             $244.6
Renegotiated loans.......................             1.6                1.6
                                                   ------             ------
    Total non-performing loans...........           241.8              246.2
                                                   ------             ------
Other real estate owned (OREO):
  Acquired through foreclosure...........            49.8               53.9
  In-substance foreclosure...............             4.5                6.7
  Property formerly used in
    banking operations...................             2.6                4.1
                                                   ------             ------
    Total other real estate owned........            56.9               64.7
                                                   ------             ------
    Total non-performing assets..........          $298.7             $310.9
                                                   ======             ======

    The following table reflects the distribution of non-performing assets by loan type at March 31, 1995 and December 31, 1994 (in millions):

                                            March 31, 1995     December 31,1994
                                          ------------------  ------------------
                                                       % of                % of
                                             Non-      Loan      Non-      Loan
Domestic:                                 performing   Type   performing   Type
                                          -----------  -----  -----------  -----
  Commercial, industrial and other:
    HLTs................................    $  1.5      0.3%    $  3.0      0.6%
    Other...............................      85.2      0.9       84.2      1.0
                                            ------              ------
      Total commercial, industrial and
        other...........................      86.7      0.9       87.2      1.0
                                            ------              ------
  Real estate:
    Construction and development loans..      11.7      3.6       10.7      3.2
    Other loans.........................     115.2      2.0      118.2      1.9
    Other real estate owned.............      56.9                64.7
                                            ------              ------
      Total real estate.................     183.8      2.1      193.6      2.0
                                            ------              ------
  Consumer..............................       0.7                 0.7
                                            ------              ------
  Other domestic loans(a)...............      27.3      1.9       29.2      2.1
                                            ------              ------
      Total domestic non-performing
        assets..........................     298.5      1.5      310.7      1.6
                                            ------              ------
Foreign loans...........................       0.2                 0.2
                                            ------              ------
      Total non-performing assets(b)....    $298.7      1.4%    $310.9      1.5%
                                            ======      ===     ======      ===
      % Total assets....................       1.1%                1.1%
                                               ===                 ===

- -----------------------------------------------------

(a)  Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $49 million and $53 million at March 31, 1995 and December 31, 1994, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - continued
- ------------------------------------------------

    The following table summarizes the components of the change in non-performing assets for the first quarter of 1995 (in millions):

            Beginning balance............   $311
            Additions....................     54
            Return to accrual............     (3)
            Payments.....................    (38)
            Charge-offs..................    (25)
                                            ----
               Net change................    (12)
                                            ----
            Ending balance...............   $299
                                            ====

NON-INTEREST INCOME
- -------------------

                                 Three Months Ended
                                      March 31,           Percentage
                                 ------------------       Increase/
(in millions)                      1995      1994         (decrease)
                                 --------  --------       ----------
Basic banking transactional
 services (a)..................    $104.6    $103.2          1.4%
Income from investment in
 EPS, Inc......................       7.5       7.9         (5.1)
Securities gains...............       6.4       6.9
Other non-interest income......      24.8      27.9        (11.1)
                                   ------    ------
Non-interest income before
 significant and unusual
 items.........................     143.3     145.9         (1.8)
Significant and unusual items..      19.0(b)      -
                                   ------    ------
Total non-interest income......    $162.3    $145.9         11.2%
                                   ======    ======        =====

- -----------------------------
(a) Comprised of debit and credit card fees, service charges on deposit accounts, trust income, and fees for international services.
(b) Reflects the $19.0 million pre-tax gain related to the changes in the investment in the EPS, Inc. affiliate joint venture.

    While total non-interest income for the first quarter of 1995 increased 11.2% from the first quarter of 1994, non-interest income before significant and unusual items declined $2.6 million, or 1.8%, from the prior year first quarter. That decline reflects the relatively flat revenues in CoreStates' fee-based businesses, as a $3.8 million, or 21.1%, increase in fees for international services was partially offset by a $2.1 million, or 4.5%, decrease in service charges on deposits. The decline in service charges on deposits reflects the election by commercial customers to pay for deposit services by maintaining deposit balances in a comparatively higher interest rate environment (the value of which is included in net interest income), in lieu of cash fees.

    Other non-interest income declined $3.1 million, or 11.1%, principally as a result of a $0.7 million decline in mortgage servicing fees and $2.8 million of gains recognized on the sale of loans in the first quarter of 1994.

    Investment securities gains in the first quarter of 1995 were $6.4 million compared to $6.9 million in the prior year first quarter. Investment securities gains in the first quarter of 1995 included a $6.2 million gain recorded on the sale of equity securities acquired in connection with a prior loan arrangement. The first quarter of 1994 includes gains of $5.0 million recorded on sales of certain investments acquired with Constellation.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-FINANCIAL EXPENSES
- ----------------------

(in millions)                     Three Months Ended
                                       March 31,           Percentage
                                  ------------------       Increase/
                                    1995       1994        (decrease)
                                   ------     ------       ----------
Salaries, wages and benefits....   $158.1     $158.9          (0.5)%
Net occupancy expense...........     29.4       30.2          (2.6)
Equipment expense...............     19.5       19.2           1.6
Other operating expenses........     97.1       88.0          10.3
                                   ------     ------
Non-financial expenses before
 significant and unusual items..    304.1      296.3           2.6
Significant and unusual items...    110.0(a)    75.0(b)
                                   ------     ------
Total non-financial expenses....   $414.1     $371.3          11.5%
                                   ======     ======          ====

- -------------------------------

(a) Includes a $110.0 million restructuring charge related to a corporate-wide process redesign. See "Process Redesign" on page 10 for more detail.
(b) Includes merger-related costs of $75.0 million for the Constellation acquisition.

    Total non-financial expenses for the first quarter of 1995, excluding the $110.0 million restructuring charge, were $304.1 million, an increase of $7.8 million, or 2.6% from the first quarter of 1994. The increase is attributable to the acquisitions of Germantown Savings Bank ("Germantown") on December 2, 1994 and National Remittance Centers, Inc. ("NRC") on January 27, 1995. Excluding the amortization of intangible assets created in the acquisitions, Germantown added approximately $7.0 million to non-financial expenses and NRC added approximately $3.6 million. Expense for amortization of intangible assets created in the two acquisitions added $3.6 million to first quarter of 1995 expenses. Excluding the significant and unusual items as noted in the above table and the impact of Germantown and NRC related expenses, non-financial expenses for the first quarter of 1995 declined 2.2% from the prior year first quarter. This decline reflects the impacts of the hiring freeze and expense management during the process redesign, as well as merger-related synergies.

CAPITAL MANAGEMENT
- ------------------

    CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at March 31, 1995 under risk-based capital guidelines was $2.1 billion, or 8.3% of risk-weighted assets, for Tier 1 capital and $3.0 billion, or 12.1%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at March 31, 1995 are above the risk-based capital standards that require all banks to have Tier 1 capital of at least 4% and total capital of 8%.

    Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 7.4% at March 31, 1995. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial, or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL MANAGEMENT - continued
- ------------------

    Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at March 31, 1995 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.

                                       Regulatory Capital Ratios
                                      ----------------------------
                                       Tier 1    Total   Leverage
                                      --------  -------  ---------

CoreStates Bank, N.A. ..............      8.1%    10.3%       7.2%
New Jersey National Bank............     10.5     13.8        6.4
CoreStates Bank of Delaware, N.A. ..     11.1     13.6       11.6

    CoreStates' dividend on its common stock was $0.34 per share in the first quarter of 1995 and $0.30 per share in the first quarter of 1994. Excluding the restructuring charge, the EPS gain and merger-related charges, the common dividend payout ratio was 43.0% for the first quarter of 1995, compared to 44.1% for the first quarter of 1994.

    In March 1995, the Board of Directors approved an expansion of CoreStates' common stock repurchase program from an annual maximum of 2% of outstanding shares to a maximum of 5%, excluding purchases for benefit plans and the dividend reinvestment plan. During the three months ended March 31, 1995, CoreStates repurchased approximately 3.0 million shares of its common stock.

INTEREST RATE RISK MANAGEMENT
- -----------------------------

    Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. At CoreStates, measurement of interest rate risk focuses on potential changes in net interest income identified through monthly computer simulations against both rising and falling interest rates. Longer term repricing risks are measured through gap analysis. All measurements of interest rate risk include the impact of off-balance sheet activities. Under CoreStates' policy, rate changes of at least 200 basis points over a six-month period are simulated with rate related negative net interest income volatility over a twelve-month horizon limited to 4% of shareholders' equity. Changes are measured relative to a base forecast in which rates remain constant at current levels. Based on historical data, 95% of the time, rates have moved less than 200 basis points over a six-month period. Included in these simulations are all contractual repricing risks, the impact of prepayments in the loan and securities portfolios, potential spread and volume changes on consumer deposits and fluctuations in the value of non-interest bearing funding sources. It should be noted that CoreStates believes the spread between the prime rate and financial market rates is a function of both interest rates and credit conditions. While changes in the prime spread are included in simulations, only that portion believed to be interest rate related is subject to the policy guidelines.

    As a matter of practice, positions are generally managed to produce significantly lower volatility than policy guidelines would permit. Current simulations using a 200 basis point change in short term interest rates show that CoreStates' net interest income volatility over the next twelve months would be relatively neutral or less than 1% of shareholders' equity. That level is representative of simulations performed throughout the year. Recognizing that simulation is a very assumption driven process, management reviews results by category of risk as well as by product and tests the sensitivity of the results to key assumptions.

    There are two main elements to CoreStates' interest rate risk. The first is the broad mismatch between the rate sensitivity of the assets and liabilities in its core businesses, and the second is the spread risk between the rates on those products and financial market rates.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

    CoreStates' core wholesale and retail businesses generate a large portfolio of prime and other short-term rate related assets. Characteristic of a regional banking company, CoreStates also has a significant funding base of consumer deposits on which pricing changes have traditionally lagged changes in financial market rates. This inherent mismatch of longer term fixed-rate liabilities funding short-term rate sensitive assets generates significant exposure to declining interest rates if not managed. CoreStates manages this position through the use of both on and off-balance sheet discretionary assets and liabilities. In keeping with CoreStates' interest rate risk discipline, the combined position is relatively balanced so that there is minimal impact on earnings from an interest rate move in either direction.

    The second major element of CoreStates' interest rate risk is the spread risk between product rates and financial market rates. These spreads are a function of competitive and other factors as well as interest rate levels. CoreStates simulates the behavior of individual products under various rate scenarios to determine an appropriate investment or funding strategy to provide a stable spread.

Off-balance Sheet Instruments and Derivative Activities

CoreStates uses off-balance sheet derivative instruments primarily to manage CoreStates' interest rate risk. CoreStates believes that interest rate risk management must be balanced with the management of liquidity and capital. Therefore, CoreStates uses off-balance sheet instruments to modify its rate sensitivity and consequently, avoids the unnecessary leverage and liquidity impairment which would result from on-balance sheet alternatives. CoreStates also uses interest rate contracts to provide risk management services for its customers. CoreStates does not use off-balance sheet derivative instruments for speculative investment.

Interest Rate Risk Related Derivative Activities - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection, and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of March 31, 1995, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

Outstanding Interest Rate Risk Related Derivatives
- --------------------------------------------------------
At March 31, 1995
- -----------------
(in millions)                       Interest    Interest     Interest
                                    rate        rate         rate         Other
                                    swaps       futures      caps         Derivatives    Total
                                    --------    --------     --------     -----------    -------
Interest Sensitivity Adjustment:
 Assets:
   Notional amount................    $2,992      $1,068       $   51                    $ 4,111
   Unrealized gains...............        33           1            1                         35
   Unrealized losses..............       (33)                                                (33)
 Deposits and other borrowings:
   Notional amount................     4,035                                               4,035
   Unrealized gains...............        15                                                  15
   Unrealized losses..............       (49)                                                (49)
 Long-term debt:
   Notional amount................       720                       25                        745
   Unrealized gains...............         7                                                   7
   Unrealized losses..............       (43)                      (1)                       (44)
Spread Protection:
 Assets:
   Notional amount................                                671                        671
   Unrealized gains...............                                  3                          3
   Unrealized losses..............                                 (6)                        (6)
 Deposits and other borrowings:
   Notional amount................                                300                        300
   Unrealized gains...............                                  7                          7
   Unrealized losses..............
Anticipated Asset Sales:
   Notional amount................       320                                 $205            525
   Unrealized gains...............
   Unrealized losses..............       (10)                                  (6)           (16)
Total:
   Notional amount................    $8,067      $1,068       $1,047        $205        $10,387
                                      ======      ======       ======        ====        =======
   Unrealized gains...............    $   55      $    1       $   11           -        $    67
                                      ======      ======       ======        ====        =======
   Unrealized losses..............    $ (135)          -       $   (7)       $ (6)       $  (148)
                                      ======      ======       ======        ====        =======
   Net unrealized gains
    (losses)......................    $  (80)     $    1       $    4        $ (6)       $   (81)
                                      ======      ======       ======        ====        =======

Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of March 31, 1995, CoreStates off-balance sheet portfolios do not include any instruments which carry a leveraged exposure to either rising or falling rates.

Interest sensitivity adjustments account for the majority of CoreStates' derivative activities. CoreStates has a naturally asset sensitive balance sheet as a result of its basic loan and deposit businesses. Commercial and consumer loan activities tend to have short-term repricing characteristics versus the longer term repricing nature of CoreStates' funding sources. These relationship portfolios have a positive effect on earnings in a rising rate environment and a negative effect in a falling rate environment. Therefore, CoreStates uses fixed rate assets or off-balance sheet instruments with characteristics similar to fixed-rate assets to offset this risk. When off-balance sheet instruments are used, cash balances are invested in shorter time periods and interest rate swaps or other derivatives are used to "fix" the rate for longer terms similar to those of CoreStates' liabilities. By using swaps and futures in this manner, leverage is reduced and liquidity is enhanced. If derivative instruments were not used, CoreStates would invest in longer term assets based on its disciplined interest rate risk management practice of strict matching of asset and liability terms. Therefore, the impact of derivatives on pre-tax income is confined to the spread between the derivative instrument and other instruments of similar terms. Management estimates that this spread is not material relative to pre-tax income.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

For accounting purposes, the income effects of futures or swaps is associated with either the asset or the liability contributing to the mismatch. When CoreStates is adjusting the interest sensitivity of an asset with interest rate swaps or futures contracts, it is generally to lengthen the interest rate sensitivity of short-term assets. Conversely, when they are associated with deposits and other borrowings or long-term debt, it is generally to shorten the repricing characteristics of longer term liabilities.

Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. As of March 31, 1995, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts.

Given the direction of its natural interest sensitivity, CoreStates has not historically paid fixed rates on interest rate swaps or used off-balance sheet instruments to extend its liabilities. However, its current position includes fixed rate pay positions acquired through mergers which relate to specific assets and liabilities also acquired.

CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan portfolio includes adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $371 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates also owns a combination of caps which were designed to reduce the risk of a narrowing spread on prime rate indexed assets in a rising rate environment; CoreStates sold $300 million of interest rate caps indexed to prime rate and purchased an identical amount of caps indexed to LIBOR.

The third category of derivative activity is the hedging of anticipated asset sales. As fixed rate assets are accumulated for future sale, CoreStates is exposed to a decline in sale price due to rising interest rates. At March 31, 1995, CoreStates held $385 million in fixed-rate pay swaps and forward rate
locks to hedge a portion of the residential mortgage portfolio.   This included
$198 million of swaps which will amortize with a reference portfolio of mortgage-backed securities. CoreStates entered into these transactions in 1994 in anticipation of the sale of a portion of the mortgage portfolio. Approximately $100 million in mortgages were sold in the first quarter and CoreStates anticipates selling the remainder in the second quarter. The interest rate swaps are intended to be terminated as the mortgage sales are completed. If rates rise, the swaps will increase in value and offset any loss in value on the mortgage portfolio. CoreStates securitizes and sells its longer term fixed-rate home equity loans and fixed-rate mortgages on an ongoing basis. Home equity loans are held for several months prior to sale while sufficient volume for securitization is accumulated. Forward rate locks are used to hedge rate changes during that warehouse period. At March 31, 1995, CoreStates held $140 million in rate locks to hedge sales of home equity loans. Options on mortgage-backed securities as well as both mandatory and optional forward sale commitments are used to hedge the mortgage pipeline.

The following repricing schedule summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on March 31, 1995. The amount recorded in net interest income related to interest rate swaps was $4.9 million in the first quarter of 1995, compared to $26.6 million in 1994.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

Repricing Schedule of Interest Rate Swaps
- -----------------------------------------
At March 31, 1995
- -------------------------------
(in millions)
                                                             Years
                                    -----------------------------------------------------------
                                    0-1         1-2       2-3        3-4        4-5      over 5      Total
                                    ---         ---       ---        ---        ---      ------      -----
Receive Fixed/Pay Floating
  Receive   Notional...........   $1,505      $2,230     $ 822     $  707     $1,018     $1,000     $7,282
            Rate...............     6.54%       7.00%     6.52%      6.74%      7.31%      6.95%      6.87%
  Pay       Notional...........   $7,282                                                            $7,282
            Rate...............     6.24%                                                             6.24%

Pay Fixed/Receive Floating(a)
  Pay       Notional...........   $  248      $   20     $  20     $   20     $   62     $   65     $  435
            Rate...............     7.96%       9.02%     8.60%      8.07%      8.56%      8.09%      8.15%
  Receive   Notional...........   $  435                                                            $  435
            Rate...............     5.65%                                                             5.65%

Receive Floating/Pay Floating
(Basis Swaps)
            Notional...........   $   90                                                            $   90
  Receive   Rate...............     5.19%                                                             5.19%
  Pay       Rate...............     6.26%                                                             6.26%

Receive Fixed/Pay Floating(b)
(Forward Start)
  Receive     Notional.........                          $  50     $  185                $   25     $  260
              Rate.............                           6.82%      6.19                  6.37%      6.33%
  Start Date  Notional.........   $   80      $  180                                                $  260

________________________________________
(a) Includes $198 million of swaps which CoreStates has agreed with counterparty to terminate May, 1995.
(b) Pay rate will be determined on forward start date.

Credit risk exists in a derivative transaction to the extent that there is a
favorable move in interest rates and the counterparty fails to perform.   The
current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates requires collateral from counterparties when the risk exceeds an acceptable threshold. Collateral agreements are determined based on the quality of individual counterparties. As of March 31, 1995, the current cost to replace CoreStates' derivatives portfolio was $66.8 million. This assumes that only counterparties for whom it would be favorable to default would do so.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

The following schedule illustrates CoreStates' interest rate risk related derivative activity during the quarter ended March 31, 1995:

Activity in Derivatives Products
- --------------------------------
Quarter ended March 31, 1995
- ----------------------------
(in millions)

                                   Interest  Interest   Interest
                                     rate      rate       rate        Other
Notional Amounts                    swaps    futures      caps     derivatives   Total
- ----------------                   --------  --------   --------   -----------  -------
As of December 31, 1994...........  $7,850     $1,043     $1,053      $ 295      $10,241
Additions.........................     727      1,044         48         35        1,854
Terminated contracts(a)...........    (109)         -          -       (125)        (234)
Maturities/amortization...........    (401)    (1,019)       (54)         -       (1,474)
                                    ------     ------     ------      ------     -------
As of March 31, 1995..............  $8,067     $1,068     $1,047      $  205     $10,387
                                    ======     ======     ======      ======     =======

- -------------------------
(a) As of March 31, 1995, CoreStates had no material deferred gains or losses related to terminated derivative contracts.

Changes in the notional amount of CoreStates' interest rate swaps during the quarter include the termination of $109 million in swaps related to the sale of mortgages which were hedged with those swaps as well as a net increase of approximately $300 million in swaps to replace the fixed-rate sensitivity lost through maturity of investment securities.

Customer Related Derivative Activities - CoreStates also engages in derivative market activities to provide risk management services for its customers. These services include interest rate swaps, caps, and floors. CoreStates offsets protection sold to customers through purchases of similar protection. Customer related derivative activity is marked to market. The following schedule details the outstanding notional amounts of customer related derivative transactions as of March 31, 1995.

Customer Related Derivatives
- ----------------------------
At March 31, 1995
- -----------------
(in millions)
                                     Notional      Net gain
Interest Rate Swaps:                  amount       (loss)(a)
                                    ----------    ----------
 CoreStates receives fixed..........  $  207         $(2)
 CoreStates pays fixed..............     207           2
Interest Rate Caps/Floors:
 Sold...............................     437          (3)
 Purchased..........................     437           3
Options Purchased...................      30           -
Foreign Exchange Contracts..........   1,645           2
                                      ------         ---
Total Customer Related Derivatives..  $2,963         $ 2
                                      ======         ===
- -----------------

(a) Average net gain (loss) during 1995 was substantially the same as the net gain (loss) at March 31, 1995.

The current replacement cost for the customer related derivatives portfolio was $40.6 million at March 31, 1995. This assumes that only counterparties for whom it would be favorable to default would do so.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND
RATES


                                                                               Three Months Ended
                                      ----------------------------------------------------------------
                                           March 31, 1995                     December 31, 1994
                                      -----------------------------  ---------------------------------
                                      Average             Income/    Average                  Income/
                                      balance    Rate     expense    balance      Rate        expense
                                      -------  --------  ----------  --------   --------     ---------
                                     (000,000)             (000)     (000,000)                 (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally
 Eurodollars (a).................     $ 1,894     6.24%   $ 29,130   $ 1,722      4.95%      $ 21,478
Investment securities (b):
 U.S. Government.................       1,986     5.62      27,510     2,147      5.49         29,706
 State and municipal.............         297     8.60       6,388       330      8.60          7,091
 Other...........................         405     5.83       5,827       363      5.72          5,229
                                      -------             --------   -------                 --------
   Total investment securities...       2,688     5.99      39,725     2,840      5.87         42,026
Federal funds sold...............         143     5.85       2,063       224      5.26          2,972
Trading account securities.......           2     7.20          36         3      5.20             39
Loans (b) (c) (d):
 Domestic:
  Commercial, industrial and
   other.........................       8,847     9.66     210,668     8,490      9.34        199,854
  Real estate....................       6,343     8.83     138,098     5,977      8.20        123,590
  Consumer.......................       2,766    12.31      83,944     2,701     11.96         81,419
  Financial institutions.........         658     7.13      11,561       637      7.76         12,455
  Factoring receivables..........         521    11.21      14,398       631      9.67         15,376
  Lease financing................         721     7.88      14,209       703      8.01         14,085
 Foreign.........................         676     6.95      11,587       640      6.10          9,845
                                      -------             --------   -------                 --------
   Total loans, net of
    discounts....................      20,532     9.57     484,465    19,779      9.16        456,624
                                      -------             --------   -------                 --------
   Total interest earning
    assets (d)...................     $25,259     8.92     555,419   $24,568      8.45        523,139
                                      =======    -----    --------   =======    ------       --------
FUNDING SOURCES
- ---------------
Interest bearing liabilities (b):
 Deposits in domestic offices:
  Commercial.....................     $   270     5.48       3,651   $   265      4.22          2,819
  NOW accounts (e)...............       1,782     1.13       4,587     1,786      0.94          3,876
  Money Market Accounts (e)......       3,720     3.19      29,157     3,749      2.19         20,686
  Consumer savings...............       2,967     1.95      14,292     2,957      2.21         16,472
  Consumer certificates..........       5,513     4.92      66,865     4,798      4.53         54,815
 Time deposits of overseas
  branches and
  subsidiaries...................         923     4.32       9,838       901      3.37          7,650
                                      -------             --------   -------                 --------
   Total interest bearing
    deposits (e).................      15,175     3.47     128,390    14,456      2.95        106,318
 Short-term funds borrowed:
  Federal funds purchased........         708     6.44      11,235       591      4.75          7,076
  Commercial paper...............         863     5.96      12,687       878      4.82         10,675
  Other..........................         295     4.64       3,376       234      7.81          4,604
                                      -------             --------   -------                 --------
   Total short-term funds
    borrowed.....................       1,866     5.93      27,298     1,703      5.21         22,355
 Long-term debt..................       1,789     6.90      30,431     1,769      6.74         30,036
                                      -------             --------   -------                 --------
   Total interest bearing
    liabilities..................      18,830     4.01     186,119    17,928      3.51        158,709
Portion of non-interest
 bearing funding sources.........       6,429                          6,640
                                      -------             --------   -------                 --------
   Total funding sources.........     $25,259     2.99     186,119   $24,568      2.56        158,709
                                      =======    -----    --------   =======    ------       --------
Net interest income and net
 interest margin.................                 5.93%   $369,300                5.89%      $364,430
                                                 =====    ========               =====       ========

                                           ---------------------------
                                               March 31, 1994
                                           ---------------------------
                                            Average           Income/
                                            balance    Rate   expense
                                            --------  ------  --------
                                           (000,000)            (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally
 Eurodollars (a).................           $  1,348   4.45%  $ 14,796
Investment securities (b):
 U.S. Government.................              2,421   4.97     29,693
 State and municipal.............                398   7.75      7,712
 Other...........................                489   4.11      4,954
                                            --------          --------
   Total investment securities...              3,308   5.19     42,359
Federal funds sold...............                257   3.88      2,457
Trading account securities.......                  2   7.80         39
Loans (b) (c) (d):
 Domestic:
  Commercial, industrial and
   other.........................              7,905   7.70    150,088
  Real estate....................              6,584   7.88    127,983
  Consumer.......................              2,530  11.52     71,892
  Financial institutions.........                619   6.92     10,564
  Factoring receivables..........                536   9.70     12,825
  Lease financing................                739   8.29     15,312
 Foreign.........................                541   4.89      6,528
                                            --------          --------
   Total loans, net of
    discounts....................             19,454   8.24    395,192
                                            --------          --------
   Total interest earning
    assets (d)...................           $ 24,369   7.57    454,843
                                            ========  -----   --------
FUNDING SOURCES
- ---------------
Interest bearing liabilities (b):
 Deposits in domestic offices:
  Commercial.....................           $    280   3.38      2,332
  NOW accounts (e)...............              1,896   0.53      2,313
  Money Market Accounts (e)......              4,135   2.11     21,365
  Consumer savings...............              3,065   1.18      8,890
  Consumer certificates..........              4,193   4.19     43,274
 Time deposits of overseas
  branches and
  subsidiaries...................                735   4.73      8,567
                                            --------          --------
   Total interest bearing
    deposits (e).................             14,304   2.49     86,741
 Short-term funds borrowed:
  Federal funds purchased........                973   3.18      7,629
  Commercial paper...............                549   3.26      4,415
  Other..........................                399   5.00      4,915
                                            --------          --------
   Total short-term funds
    borrowed.....................              1,921   3.58     16,959
 Long-term debt..................              1,591   4.38     17,171
                                            --------          --------
   Total interest bearing
    liabilities..................             17,816   2.75    120,871
Portion of non-interest
 bearing funding sources.........              6,553
                                            --------          --------
   Total funding sources.........           $ 24,369   2.01    120,871
                                            ========  -----   --------
Net interest income and net                            5.56%  $333,972
 interest margin.................                     =====   ========

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES -- continued

                                                                                        Three Months Ended
                                                     ---------------------------------------------------------------
                                                            March 31, 1995                  December 31, 1994
                                                     ----------------------------  ---------------------------------
                                                     Average             Income/    Average               Income/
                                                     balance     Rate    expense    balance      Rate     expense
                                                     --------  --------  --------  ----------  --------  ----------
                                                     (000,000)             (000)   (000,000)               (000)
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash...............................................  $ 1,975                         $ 2,061
Allowance for loan losses..........................     (505)                           (489)
Other assets.......................................    1,539                           1,435
                                                     -------                         -------
  Total non-interest earning assets................  $ 3,009                         $ 3,007
                                                     =======                         =======

NON-INTEREST BEARING FUNDING SOURCES
- ------------------------------------
Demand deposits:
  Domestic.........................................  $ 5,268                         $ 5,577
  Foreign..........................................      497                             452
Other liabilities..................................    1,326                           1,350
Shareholders' equity...............................    2,347                           2,268
Non-interest bearing funding sources used to fund
  earning assets...................................   (6,429)                         (6,640)
                                                     -------                         -------
      Total net non-interest bearing funding
        sources....................................  $ 3,009                         $ 3,007
                                                     =======                         =======

SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits................................  $ 4,735                         $ 4,679
Net Federal funds purchased........................      565      6.58%   $9,172         367      4.44%     $4,104
Commercial certificates of deposit in domestic
  offices over $100,000............................      270      5.15     3,430         261      4.15       2,729
Average prime rate.................................               8.83                            8.13

                                                          -------------------------
                                                               March 31, 1994
                                                          -------------------------
                                                           Average          Income/
                                                           balance   Rate   expense
                                                           --------  -----  -------
                                                           (000,000)         (000)
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash...............................................        $ 2,323
Allowance for loan losses..........................           (512)
Other assets.......................................          1,552
                                                           -------
  Total non-interest earning assets................        $ 3,363
                                                           =======

NON-INTEREST BEARING FUNDING SOURCES
- ------------------------------------
Demand deposits:
  Domestic.........................................        $ 5,805
  Foreign..........................................            372
Other liabilities..................................          1,327
Shareholders' equity...............................          2,412
Non-interest bearing funding sources used to fund
  earning assets...................................         (6,553)
                                                           -------
      Total net non-interest bearing funding
        sources....................................        $ 3,363
                                                           =======

SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits................................        $ 4,594
Net Federal funds purchased........................            716   2.93%   $5,172
Commercial certificates of deposit in domestic
  offices over $100,000............................            234   4.90     2,829
Average prime rate.................................                  6.02

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

             12.1  Computation of Ratio of Earnings to Fixed Charges
                   (Consolidated)

             12.2 Computation of Ratio of Earnings to Fixed Charges (Combined CoreStates Parent Company and CoreStates Capital Corporation)

             27    Financial Data Schedule

         (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

             1.  Date of Report:  January 19, 1995
                 --------------
                 Item(s) Reported:  Reporting under Item 5 the information set
                 ----------------
                 forth in the earnings news release of CoreStates Financial Corp

             2.  Date of Report:  March 29, 1995
                 --------------
                 Item(s) Reported: Reporting under Item 5 the announcement of
                 ----------------
                 customer-oriented redesign, anticipated financial and staffing impacts, earnings estimate and expanded stock repurchase program as set forth in the news release of CoreStates Financial Corp

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
- ---------

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     CORESTATES FINANCIAL CORP



Date:  May 12, 1995                  By:/s/ Christopher J. Carey
                                        --------------------------------

                                     Christopher J. Carey
                                     Senior Vice President and Controller
                                     (Principal Accounting Officer)