Form 10-Q
period 1995-06-30
CORESTATES FINANCIAL CORP
filed 1995-08-14
CIK 69952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended June 30, 1995          Commission file number 0-6879

                          CORESTATES FINANCIAL CORP
               ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                              23-189716
    --------------------------------          -----------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                                19101
----------------------------------------------      -------------------
(Address of principal executive offices)                (Zip Code)

                              215-973-3827
                              ------------
                              (Registrant's telephone number, including
                                 area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes      X    .  No            .
                                  ----------       ----------

Number of Shares of Common Stock Outstanding at August 1, 1995:  139,451,577

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION

                                                                     Page
                                                                     -----
Item 1 -  FINANCIAL INFORMATION
          Consolidated Balance Sheets
          as of June 30, 1995 and December 31, 1994                    3

          Consolidated Statements of Income for the
          Three and Six Months Ended June 30, 1995 and 1994            4

          Consolidated Statements of Changes in Shareholders'
          Equity for the Six Months Ended June 30, 1995 and 1994       5

          Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1995 and 1994                                 6

          Notes to the Consolidated Financial Statements              7-8

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9-35

PART II.  OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K                             36

SIGNATURE                                                              37

EXHIBITS  11, 12.1, 12.2, 27                                        38-42


PART I.  FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in thousands)
                                                       June 30,      December 31,
                                                         1995           1994
                                                       --------      -----------
                                                      (Unaudited)      (Note)
ASSETS
------
Cash and due from banks.............................  $ 2,434,798    $ 2,262,512
Time deposits, principally Eurodollars..............    1,950,663      1,750,458
Investments held-to-maturity (fair value:
  1995 - $2,044,186; 1994 - $2,463,488..............    2,040,548      2,454,584
Investments available-for-sale, at fair value.......      395,770        426,047
Loans, net of unearned discounts of  $137,093 in 1995
  and $146,305 in 1994 (Note B).....................   20,896,889     20,526,216
  Less:  Allowance for loan losses...................    (497,400)      (500,631)
                                                       ----------    -----------
       Net loans....................................   20,399,489     20,025,585
                                                       ----------    -----------
Federal funds sold and securities  purchased under
  agreements to resell..............................      193,348        731,820
Trading account securities, at fair value...........           68          1,206
Due from customers on acceptance....................      386,836        342,211
Premises and equipment..............................      425,324        423,832
Other assets........................................      804,617        906,881
                                                       ----------    -----------
       Total assets.................................  $29,031,461    $29,325,136
                                                       ==========    ===========

LIABILITIES
-----------
Deposits:
 Domestic:
       Non-interest bearing.........................  $ 6,093,288    $ 6,362,470
       Interest bearing.............................   13,939,809     14,565,051
 Overseas branches and subsidiaries.................    1,012,469      1,113,365
                                                       ----------    -----------
       Total deposits...............................   21,045,566     22,040,886
Funds borrowed......................................    2,364,536      1,546,201
Bank acceptances outstanding........................      387,684        336,103
Other liabilities...................................    1,163,670      1,260,722
Long-term debt......................................    1,822,045      1,791,110
                                                       ----------    -----------
       Total liabilities............................   26,783,501     26,975,022
                                                       ----------    -----------

COMMITMENTS AND CONTINGENT LIABILITIES (Note C)
--------------------------------------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock: authorized 10.0 million shares; no
  shares issued.....................................            -              -
Common stock:  $1 par value; authorized
  200.0 million shares; issued 145.876
  million shares in 1995 and 145.878 million
  shares in 1994 (including treasury shares
  of 6.675 million in 1995 and 1.023 million
  in 1994)...........................................   2,247,960      2,350,114
                                                       ----------    -----------
       Total shareholders' equity...................    2,247,960      2,350,114
                                                       ----------    -----------
       Total liabilities and
        shareholders' equity........................  $29,031,461    $29,325,136
                                                       ==========    ===========

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (unaudited)
(in thousands, except per share amounts)

                                            Three Months Ended          Six Months Ended
                                                  June 30,                  June 30,
                                            ---------------------    ------------------------
                                              1995         1994           1995         1994
                                            --------     --------    -----------    ---------
INTEREST INCOME
---------------
Interest and fees on loans:
  Taxable income..........................  $499,368     $415,363     $  976,258    $ 801,173
  Tax exempt income.......................     5,048        5,781          9,975       11,881
Interest on investment securities:
  Taxable income..........................    34,725       35,691         69,361       71,378
  Tax exempt income.......................     3,118        4,365          6,431        8,703
Interest on time deposits in banks........    32,946       11,549         62,076       26,345
Other interest income.....................     1,387        1,207          3,478        3,685
                                            --------     --------     ----------    ---------
     Total interest income................   576,592      473,956      1,127,579      923,165
                                            --------     --------     ----------    ---------
INTEREST EXPENSE
----------------
Interest on deposits......................   137,156       82,097        265,546      168,838
Interest on funds borrowed................    29,906       22,640         57,204       39,599
Interest on long-term debt................    30,902       19,554         61,333       36,725
                                            --------     --------     ----------    ---------
     Total interest expense...............   197,964      124,291        384,083      245,162
                                            --------     --------     ----------    ---------
     NET INTEREST INCOME..................   378,628      349,665        743,496      678,003
Provision for losses on loans.............    25,000       49,995         50,000      196,900
                                            --------     --------     ----------    ---------
     NET INTEREST INCOME AFTER PROVISION
      FOR LOSSES ON LOANS.................   353,628      299,670        693,496      481,103
                                            --------     --------     ----------    ---------
NON-INTEREST INCOME
-------------------
Service charges on deposit accounts.......    44,170       46,984         88,100       93,006
Trust income..............................    24,405       24,620         48,735       49,213
Fees for international services...........    23,162       19,301         45,134       37,440
Debit and credit card fees................    16,513       16,105         30,857       30,503
Income from investment in EPS, Inc........     7,503        7,765         33,996       15,677
Gains on trading account securities.......       555          863          1,223        1,173
Securities gains..........................     1,592        3,023          7,987        9,920
Other operating income....................    27,266       23,376         51,435       51,052
                                            --------     --------     ----------    ---------
     Total non-interest income............   145,166      142,037        307,467      287,984
                                            --------     --------     ----------    ---------
NON-FINANCIAL EXPENSES
----------------------
Salaries, wages and benefits..............   152,667      161,020        310,726      319,948
Net occupancy.............................    29,109       28,429         58,516       58,621
Equipment expenses........................    19,407       19,262         38,895       38,466
Restructuring and merger-related charges
  (credit)................................    (3,037)      33,700        106,963      108,700
Other operating expenses..................   101,821       98,707        198,937      186,717
                                            --------     --------     ----------    ---------
     Total non-financial expenses.........   299,967      341,118        714,037      712,452
                                            --------     --------     ----------    ---------
INCOME BEFORE INCOME TAXES................   198,827      100,589        286,926       56,635
--------------------------
Provision for income taxes................    72,857       37,498        105,589       23,539
                                            --------     --------     ----------    ---------
INCOME BEFORE CUMULATIVE EFFECT OF A
------------------------------------
CHANGE IN ACCOUNTING PRINCIPLE............   125,970       63,091        181,337       33,096
------------------------------
Cumulative effect of a change in
 accounting principle, net of
 income tax benefits of $1,846............         -            -              -       (3,430)
                                            --------     --------     ----------    ---------
NET INCOME................................  $125,970     $ 63,091     $  181,337    $  29,666
----------                                  ========     ========     ==========    =========
Average common shares outstanding.........   140,914      142,139        142,571      143,368
                                            ========     ========     ==========    =========
PER COMMON SHARE DATA
---------------------
Income before cumulative effect of a
 change in accounting principle...........     $0.89        $0.44          $1.27        $0.23
                                            ========     ========     ==========    =========
Net income................................     $0.89        $0.44          $1.27        $0.21
                                            ========     ========     ==========    =========
Cash dividends declared...................     $0.34        $0.30          $0.68        $0.60
                                            ========     ========     ==========    =========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                              Common      Capital       Retained      Treasury
                                              stock       surplus       earnings       stock        Total
                                            ----------   ----------   ------------   ----------   -----------
Six Months Ended June 30, 1994
------------------------------
Balances at beginning of year...............  $145,740     $778,498    $ 1,451,965    $  (7,819)   $2,368,384
Net income..................................                                29,666                     29,666
Net change in unrealized gain on
 investments available-for-sale, net of tax.                               (36,262)                   (36,262)

Treasury shares acquired (4,706 shares).....                                           (125,703)     (125,703)
Purchase and retirement of  common stock....      (165)        (979)        (3,583)                    (4,727)
Common stock issued under employee
 benefit plans (267 new shares; 289
 treasury shares)...........................       267        3,844         (2,686)       7,789         9,214
Common stock issued under dividend
 reinvestment plan (231 treasury shares)....                      1           (431)       6,452         6,022
Conversion of subordinated debentures.......         7          152                                       159
Cash paid for fractional shares issued......                                   (50)                       (50)
Foreign currency translation adjustments....                                   155                        155
Common dividends declared...................                               (82,669)                   (82,669)
                                              --------     --------    -----------    ---------   -----------
Balances at end of period...................  $145,849     $781,516    $ 1,356,105    $(119,281)   $2,164,189
                                              ========     ========    ===========    =========   ===========

Six Months Ended June 30, 1995
------------------------------

Balances at beginning of year...............  $145,878     $781,766    $ 1,446,767    $ (24,297)   $2,350,114
Net income..................................                               181,337                    181,337
Net change in unrealized gain on investments
 available-for-sale, net of tax.............                                17,050                     17,050
Treasury shares acquired (8,133 shares).....                                           (256,538)     (256,538)
Common stock issued under employee
 benefit plans  (2,247 treasury shares).....        (2)         (31)       (22,206)      68,253        46,014
Common stock issued under dividend
 reinvestment plan (234 treasury shares)....                     56             (2)       6,612         6,666
Cash paid for fractional shares issued......                                   (24)                       (24)
Foreign currency translation adjustments....                                    58                         58
Common dividends declared...................                               (96,717)                   (96,717)
                                              --------     --------    -----------    --------    -----------
Balances at end of period...................  $145,876     $781,791    $ 1,526,263    $(205,970)   $2,247,960
                                              ========     ========    ===========    =========   ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (unaudited)

(in thousands)                                            Six Months Ended
                                                             June 30,
                                                    ----------------------------
                                                        1995            1994
                                                    ------------    ------------
Operating Activities
--------------------
Net income........................................  $    181,337    $     29,666
Adjustments to reconcile net income to net cash
provided by operating activities:
 Restructuring and merger-related charges.........       106,969         108,700
 Cumulative effect of a change in accounting
  principle.......................................             -           3,430
 Provision for losses on loans....................        50,000         196,900
 Provision for losses and writedowns on OREO......         4,941               -
 Depreciation and amortization....................        36,447          35,614
 Securities gains, net............................        (7,987)         (9,920)
 Other gains......................................       (19,000)              -
 Deferred income tax expense (benefit)............       (38,732)        (41,590)
 Decrease in due to factored clients..............      (118,764)        (39,547)
 (Increase) decrease in accrued
  interest receivable.............................        (5,491)          5,948
 Increase (decrease) in accrued
  interest payable................................        25,409         (15,582)
 Other assets and liabilities, net................        35,333         (31,412)
                                                    ------------    ------------
      Net Cash Provided By Operating Activities...       250,462         242,207
                                                    ------------    ------------
Investing Activities
--------------------
Net (increase) decrease in loans..................      (759,844)        213,571
Proceeds from sales of loans......................       577,894         151,258
Loans originated or acquired - non-bank
 subsidiary.......................................   (17,461,898)    (17,393,875)
Principal collected on loans - non-bank
 subsidiary.......................................    17,234,321      17,009,148
Net increase in time deposits,
 principally eurodollars..........................      (198,186)       (367,005)
Purchases of investments held-to-maturity.........      (319,068)       (602,145)
Purchases of investments available-for-sale.......       (76,632)       (163,881)
Proceeds from maturities of investments
 available-for-sale...............................         7,622         160,004
Proceeds from maturities of investments
 held-to-maturity.................................       723,147         747,310
Proceeds from sales of investments
 available-for-sale...............................       143,208         433,643
Net decrease in Federal funds sold and securities
 purchased under agreements to resell.............       538,472         103,674
Purchases of premises and equipment...............       (45,298)        (43,557)
Proceeds from sales and paydowns on OREO..........        18,178          21,948
Other.............................................        (8,510)          5,771
                                                    ------------    ------------
 Net Cash Provided by Updated Investing
   Activities.....................................       373,406         275,864
                                                    ------------    ------------
Financing Activities
--------------------
Net decrease in deposits..........................      (997,625)     (1,006,724)
Proceeds from issuance of long-term debt..........       205,936         151,849
Retirement of long-term debt......................      (175,083)        (84,028)
Net increase in short-term funds borrowed.........       818,335         302,180
Cash dividends paid...............................       (99,263)        (70,588)
Purchases of treasury stock.......................      (256,538)       (130,430)
Other.............................................        52,656          15,186
                                                    ------------    ------------
 Net Cash Used In Financing Activities............      (451,582)       (822,555)
                                                    ------------    ------------
 Increase (decrease) In Cash And Due From Banks...       172,286        (304,484)
 ----------------------------------------------
 Cash and due from banks at January 1,............     2,262,512       2,521,676
                                                    ------------    ------------
 Cash and due from banks at June 30,..............  $  2,434,798    $  2,217,192
                                                    ============    ============
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the period for:
 Interest.........................................  $    384,083    $    260,744
                                                    ============    ============
 Income taxes.....................................  $    114,603    $     88,899
                                                    ============    ============
Net cash received on interest rate swaps..........  $     10,231    $     54,261
                                                    ============    ============

SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
JUNE 30, 1995

NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

   In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share, in March 1995. In the second quarter of 1995, CoreStates recorded a restructuring credit of $3.0 million, $1.9 million after-tax or $0.01 per share, related to a gain on the curtailment of future pension benefits associated with the 900 employees terminated during the second quarter. CoreStates anticipates the recognition of additional curtailment gains in the third and fourth quarters of 1995, as more employees reach their work-through dates. The process redesign is expected to generate by late 1996, efficiencies which will reduce expenses by approximately $180 million and revenue enhancements which will net an addition of approximately $30 million to revenues, combining to improve net income at an annual rate of $0.90 per share.

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

NOTE B -- LOAN PORTFOLIO

   Loans, net of unearned discounts, at June 30, 1995 and December 31, 1994 consist of the following (in thousands):

                                            June 30,    December 31,
                                              1995          1994
                                          ------------  ------------
Domestic:
   Commercial, industrial and other:
       Highly leveraged transactions
        ("HLTs").........................  $   459,495   $   497,972
       Other.............................    9,221,780     8,190,761
                                           -----------   -----------
          Total commercial, industrial
           and other.....................    9,681,275     8,688,733
                                           -----------   -----------
  Real estate:
       Construction and development......      348,514       331,369
       Residential.......................    2,524,732     3,180,227
       Other.............................    2,807,397     2,979,053
                                           -----------   -----------
          Total real estate..............    5,680,643     6,490,649
                                           -----------   -----------
  Consumer:
       Installment.......................    1,395,728     1,386,776
       Credit card.......................    1,408,311     1,374,598
                                           -----------   -----------
          Total consumer.................    2,804,039     2,761,374
                                           -----------   -----------
  Financial institutions.................      845,510       668,119
  Factoring receivables..................      509,986       622,380
  Lease financing........................      739,247       710,338
                                           -----------   -----------
          Total domestic.................   20,260,700    19,941,593
                                           -----------   -----------
Foreign..................................      636,189       584,623
                                           -----------   -----------
          Total loans....................  $20,896,889   $20,526,216
                                           ===========   ===========

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued June 30, 1995

NOTE B -- LOAN PORTFOLIO - CONTINUED

   In May 1993, the FASB issued Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114") and in October 1994, the FASB issued Statement No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures" ("FAS 118"). FAS 114 addresses accounting for impairment of certain loans and requires that impaired loans within the scope of FAS 114 be measured based on the present value of expected cash flows discounted at the loan's effective interest rate, or be measured at the loan's observable market price or the fair value of its collateral. FAS 118 amended FAS 114's income recognition policies and clarifies FAS 114's disclosure requirements. Both FAS 114 and 118 are effective beginning in 1995. As required, CoreStates adopted FAS 114 and 118 in the first quarter of 1995. The adoption of these standards did not have an impact on CoreStates' provision for loan losses or allowance for loan losses, nor change CoreStates' methodology for recognizing income on impaired loans.

NOTE C -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

   In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. These include various financial instruments with off-balance sheet risk used in connection with CoreStates' asset and liability management and to provide for the needs of customers. These involve varying degrees of credit, interest rate and liquidity risk, but do not represent unusual risks for the Corporation and management does not anticipate any significant losses as a result of these transactions.

   The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments as of June 30, 1995 and December 31, 1994 (in thousands):

                                            June 30,    December 31,
                                              1995         1994
                                          ------------  ------------
Standby letters of credit, net of
 participations.........................    $  986,143    $1,125,262
Commercial letters of credit............     1,358,824     1,244,164
Commitments to extend credit............     8,879,328     8,223,261
Unused commitments under credit card
 lines..................................     3,772,590     3,579,453
Interest rate futures contracts:
  Commitments to purchase...............     1,223,000     1,043,000
Commitments to purchase foreign and U.S.
  currencies............................     2,143,102     1,816,549
Interest rate swaps, notional principal
 amounts................................     8,416,527     8,234,400
Interest rate caps and floors:
  Written...............................       705,237       749,857
  Purchased.............................     1,085,337     1,150,657
Other derivatives.......................       103,000       295,000

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

   EARNINGS REVIEW - In the second quarter of 1995, CoreStates Financial Corp
   ---------------
("CoreStates") recorded net income of $125.9 million or $0.89 per share. "Operating earnings" for the second quarter of 1995, which has been defined for purposes of this discussion as net income excluding a restructuring credit, was $124.0 million, or $0.88 per share. This represents a 22.2% increase on a per share basis when compared to second quarter of 1994 operating earnings of $102.7 million, or $0.72 per share. Operating earnings for the second quarter of 1994 exclude merger-related charges of $39.6 million after-tax, or $0.28 per share. The restructuring credit and merger-related charges are discussed below.

   The $21.3 million improvement in operating earnings for the second quarter of 1995, as compared to the second quarter of 1994, was primarily due to an increase in taxable equivalent net interest income of $27.9 million or 7.9%.
The net interest margin for the second quarter of 1995 was 6.10% , an increase of 24 basis points when compared to 5.86% for the second quarter of 1994. The increase in the level of taxable equivalent net interest income and the net interest margin were primarily related to improved interest rate spreads on deposits and prime-based loans, higher earnings on non-interest bearing funding and loan growth. Also contributing to the improvement in second quarter operating earnings was a $3.1 million , or 2.3% increase in non-interest income and a $4.4 million, or 1.4% decrease in non-financial expenses excluding the restructuring credit and merger-related charges. The financial impact of those aspects of the process redesign (see "Process Redesign" beginning on page 11) implemented during the second quarter was to increase second quarter of 1995 operating income by $7.5 million pre-tax, or $0.03 per share after-tax. This impact principally related to expense savings and exceeded original projections by $0.01 per share due to timing.

   Key performance measures, based on operating earnings, continued to improve on already strong ratios. Returns on average equity and assets were 22.03% and 1.75%, respectively, in the second quarter of 1995, compared to 18.55% and 1.48%, respectively, in the second quarter of 1994. Return on average equity was postively affected by the common stock repurchase program (see "Capital Management" beginning on page 25).

   For the six months ended June 30, 1995, CoreStates recorded net income of $181.3 million or $1.27 per share. Operating earnings for the first six months of 1995, defined as net income excluding the net restructuring charge and a gain related to changes in an investment in an affiliate joint venture, were $237.6 million, or $1.67 per share. This represents a 19.3% increase on a per share basis when compared to operating earnings of $200.5 million, or $1.40 per share for the 1994 six-month period. Operating earnings for the first six months of 1994 exclude merger-related charges of $167.4 million after-tax, or $1.17 per share, and the cumulative effect of a change in accounting principle. The $37.1 million improvement in operating earnings for the first six months of 1995 also was primarily due to an increase in taxable equivalent net interest income. Taxable equivalent net interest income for the first six months of 1995 increased $63.2 million, or 9.2%, over the 1994 six-month period.

   In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110.0 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share in March 1995. In the second quarter of 1995, CoreStates recorded a restructuring credit of $3.0 million, $1.9 million after-tax or $0.01 per share, related to a gain on the curtailment of future pension benefits associated with the 900 employees terminated during the second quarter. CoreStates anticipates the recognition of additional curtailment gains in the third and fourth quarters of 1995, as more employees
reach their work-through dates.   For a more detailed discussion of the process
redesign and related restructuring charge see "Process Redesign" beginning on page 11.

   Also in March 1995, Electronic Payment Services, Inc. ("EPS") an affiliate joint venture formed in 1992 to combine the consumer electronic transaction processing businesses of CoreStates and three partners, admitted a fifth partner and increased the ownership interest of an existing partner. As a direct result of this change in its ownership interest, CoreStates recognized a pre-tax gain of $19.0 million, $11.8 million after-tax or $0.08 per share, in the first quarter of 1995.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

   Upon consummation of its acquisition by CoreStates on June 27, 1994, Independence Bancorp, Inc. ("Independence") recorded merger-related charges in the second quarter of 1994 in connection with a change in strategic direction related to problem assets and to conform consumer lending charge-off policies to those of CoreStates, and for expenses directly attributable to the acquisition. These merger-related charges totaled $39.6 million after-tax, or $0.28 per share. On a pre-tax basis, the merger-related charges consisted of a $25.0 million provision for loan losses, a $4.0 million addition to the OREO reserve, and $29.7 million for expenses directly attributable to the acquisition including $5.0 million of severance costs related to approximately 345 employees.

   Upon consummation of its acquisition by CoreStates on March 16, 1994, Constellation Bancorp ("Constellation") recorded merger-related charges in the first quarter of 1994 in connection with a change in strategic direction related to problem assets and to conform consumer lending charge-off policies to those of CoreStates, and for expenses directly attributable to the acquisition. These merger-related charges totaled $127.8 million after-tax, or $0.89 per share. On a pre-tax basis, these merger-related charges consisted of a $120.0 million provision for loan losses, a $28.0 million addition to the OREO reserve, $13.0 million for the writedown of purchased mortgage servicing rights and related assets, and $34.0 million for expenses directly attributable to the acquisition including $8.0 million of severance costs related to approximately 370 employees.

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

   Operating results, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                             Three Months Ended                  Six Months Ended
                                                   June 30,       Percentage          June 30,       Percentage
                                            --------------------   Increase    --------------------   Increase
                                               1995      1994     (Decrease)     1995       1994     (Decrease)
                                            ---------  ---------  -----------  ---------  ---------  -----------
Net interest income (taxable equivalent
 basis).....................................  $  383.0   $  355.1        7.9%  $  752.3     $  689.1       9.2%
                                              ========   ========              ========     ========
Income before the cumulative effect of a
  change in accounting principle............  $  125.9   $   63.1       99.5   $  181.3     $   33.1     447.7
Exclude:
  After-tax restructuring charge (credit)...      (1.9)         -                  68.1            -
  After-tax EPS gain........................         -          -                 (11.8)           -
  After-tax merger-related charges..........         -       39.6                     -        167.4
                                              --------   --------              --------     --------
Operating earnings..........................  $  124.0   $  102.7       20.7   $  237.6     $  200.5      18.5
                                              ========   ========              ========     ========

Operating earnings per share................  $   0.88   $   0.72       22.2   $   1.67     $   1.40      19.3
                                              ========   ========              ========     ========

Return on average equity (a)................     22.03%     18.55%                20.81%       17.41%
Return on average assets (a)................      1.75       1.48                  1.69         1.46
Net interest margin.........................      6.10       5.86                  6.01         5.71

Average common shares outstanding...........   140.914    142.139               142.571      143.368
-----------------

(a) Calculated based on "Operating earnings."

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

   PROCESS REDESIGN - In order to build upon CoreStates' strong financial
   ----------------
condition and sustain previous financial successes, and to accomplish this goal in the competitive financial services environment in which CoreStates operates, management had commenced an intensive review of all aspects of CoreStates' operations and businesses in September 1994. In March 1995, CoreStates completed its review and approved and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. The objectives of the process redesign are: (i) to enhance CoreStates' customer focus; (ii) to accelerate the culture change already in progress at CoreStates; and (iii) to improve productivity.

    As a result of the process redesign, CoreStates recorded a $110 million restructuring charge, $70 million after-tax or $0.49 per share, in March 1995. The process redesign will result in the elimination of 2,800 positions, or 2,600 full-time equivalent employees. The breakdown of the eliminated positions is as follows: (i) 450 positions resulting from a hiring freeze in place from September 1994 to April 1995; (ii) 530 positions resulting from expected attrition during implementation of the process redesign; (iii) 930 employees who have elected to accept an enhanced severance package; and (iv) 890 layoffs. At June 30, 1995, CoreStates had 14,015 full-time equivalent employees which reflect reductions for the impact of the hiring freeze and 900 employee terminations during the second quarter. The components of the restructuring charge and related cash outflow were as follows (in millions):

                                   Restructuring Charge
                                 ------------------------    Second
                                              Requiring      Quarter
                                                Cash          Cash
                                  Total        Outflow     Outflow (a)
                                ----------  -------------  -----------
Severance costs....................   $ 72            $72          $7
Office reconfiguration costs.......     16              7           -
Branch closing costs...............     15              7           -
Outplacement costs.................      3              3           1
Miscellaneous......................      4              2           1
                                      ----            ---          --
  Total............................   $110            $91          $9
                                      ====            ===          ==
-------------------------

(a) CoreStates' liquidity has not been significantly affected by these cash outflows.

   CoreStates believes that the restructuring charges recorded through June 30, 1995 will be sufficient to absorb the remaining restructuring related costs.

   The severance charge relates to the separation package which will be paid to those employees who have elected to accept that package and to those employees laid off. Cash payments under separation packages commenced in April 1995 and will continue for varying terms. No lump sum severance payments will be made. The office reconfiguration charge relates to the costs of asset writeoffs and lease buyouts that will be incurred principally in the process of streamlining and consolidating center city Philadelphia operations. This streamlining and consolidating process will occur over the 18 month period which began in April 1995. The branch closing charge relates to the costs of asset writeoffs and lease buyouts that will be incurred in the process of consolidating and closing 37 branch offices, most by the end of the third quarter of 1995.

   In the second quarter of 1995, CoreStates recorded a restructuring credit of $3.0 million, $1.9 million after-tax or $0.01 per share, related to a gain on the curtailment of future pension benefits associated with the 900 employees terminated during the second quarter. CoreStates anticipates the recognition of additional curtailment gains in the third and fourth quarter of 1995, as more employees reach their work-through dates.

   Future cash outflows to be incurred in implementing the process redesign plan, which were not included in the restructuring charge, will include approximately $25 million for capital expenditures and approximately $20 million in operating expenses. During the second quarter of 1995,the amount of incremental operating expenses that were incurred related to the process redesign were insignificant.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

   The principal themes of the process redesign plan are as follows:

    . Redefine the organizational structure around customers, customer segments and markets, not products;
    .  Streamline and consolidate functions and processes;
    . Vacate 1.2 million square feet of occupied space in 45 buildings, including the 37 branches to be closed;
    . Use technology to automate services and processes; and . Employ tiered pricing strategies and streamline product pricing.

   Implementation of the process redesign plan will occur over the 18 month period which began in April 1995. The process redesign is expected to generate by late 1996, cost efficiencies which will reduce expenses by $180 million and revenue enhancements which will net an addition of $30 million to recurring fee income, combining to improve CoreStates' net income at an annual rate of $0.90 per share. The process redesign is expected to have a positive impact on net income of approximately $0.16 per share in 1995 (excluding the restructuring charge and subsequent credits) and $0.72 per share in 1996. For the second quarter of 1995, the impact of the process redesign on net income (excluding the restructuring credit) was approximately $0.03 per share. This impact principally related to expense savings and exceeded original projections for the second quarter by $0.01 per share. A breakdown of expected expense reductions is as follows: personnel related - $98 million; professional and outside services - $20 million; occupancy - $18 million; office supplies - $9 million; telecommunications - $5 million; travel and entertainment - $5 million; furnishings - $4 million; and all other - $21 million. As with any earnings estimates, there are factors beyond CoreStates' control that could influence the actual results for 1995-1996, such as changes in economic conditions. As a result, the actual results could differ materially from these estimates.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
---------------------

   The following tables present the performance results of CoreStates' four core business segments; Wholesale Banking; Consumer Financial Services; Trust and Investment Management; and Electronic payment Services, Inc. ("EPS"), an affiliate, for the three and six-month periods ended June 30, 1995 and 1994. Each segment is comprised of well defined business lines with market or product-specific missions.

Three Months Ended June 30,
($ in millions, taxable equivalent basis)

                                                                                 Consumer               Trust and
                                                    Wholesale                    Financial              Investment
                                                     Banking                     Services               Management
                                            -----------------------      ---------------------   -----------------------
                                              1995           1994          1995        1994         1995         1994
                                            ---------     ---------      ---------   ---------   -----------  ----------
Net interest income.......................   $ 168.6        $ 159.2      $ 186.1     $ 167.0      $   7.0      $   7.5
Provision for loan losses.................      10.9           10.9         13.9        13.8          0.2          0.3
Non-interest income.......................      57.9           56.4         43.9        43.6         24.6         25.0
Non-financial expenses....................     116.8          116.8        142.5       148.1         25.7         28.5
                                             -------        -------      -------     -------      -------      -------
Income before income taxes................      98.8           87.9         73.6        48.7          5.7          3.7
Income tax expense........................      39.4           34.4         28.5        18.9          2.1          1.4
                                             -------        -------      -------     -------      -------      -------
Net income................................   $  59.4        $  53.5      $  45.1     $  29.8      $   3.6      $   2.3
                                             =======        =======      =======     =======      =======      =======

Return on assets..........................      1.50%          1.38%        2.60%       1.59%        2.14%        1.32%
Return on equity (a)......................     25.67          24.95        50.39       32.75        57.76        34.17
Average assets............................   $15,919        $15,604      $ 6,960     $ 7,508      $   676      $   697
Average equity (a)........................       928            860          359         365           25           27

                                                    EPS, Inc.
                                                    Affiliate                 Corporate                   Total
                                             ----------------------      -------------------      --------------------
                                              1995            1994        1995      1994(c)        1995          1994
                                             -------        -------      -------   ---------      -------      -------

Net interest income.......................   $  (1.4)       $  (1.5)     $  22.7     $  22.9      $ 383.0      $ 355.1
Provision for loan losses.................         -              -            -        25.0         25.0         50.0
Non-interest income.......................       7.5            7.8         11.3         9.3        145.2        142.1
Non-financial expenses....................         -              -       15.0(b)       47.7        300.0        341.1
                                             -------        -------    ---------     -------      -------      -------
Income (loss) before income taxes.........       6.1            6.3         19.0       (40.5)       203.2        106.1

Income tax expense........................       2.1            2.2          5.1       (13.9)        77.2         43.0
                                             -------        -------      -------     -------      -------      -------
Net income (loss).........................   $   4.0        $   4.1      $  13.9     $ (26.6)     $ 126.0      $  63.1
                                             =======        =======      =======     =======      =======      =======

Return on assets..........................     20.05%         22.53%        1.16%     (2.66)%        1.78%         .91%
Return on equity (a)......................    401.10         411.13         5.92      (11.06)       22.38        11.39
Average assets............................   $    80        $    73      $ 4,789     $ 4,007      $28,424      $27,889
Average equity (a)........................         4              4          942         965        2,258        2,221
-------------------

(a) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets.
(b) Includes a restructuring credit of $3.0 million pre-tax, $1.9 million after-tax or $0.01 per share.
(c) Includes after-tax merger-related charges of $39.6 million for the Independence Bancorp acquisition. or $0.28 per share recorded in the first quarter of 1994 for the Independence Bancorp acquisition.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS  -  continued
----------------------

Six Months Ended June 30,
($ in millions, taxable equivalent basis)

                                                                            Consumer                 Trust and
                                                  Wholesale                 Financial                Investment
                                                   Banking                  Services                 Management
                                           ---------------------     --------------------      --------------------
                                             1995          1994       1995          1994         1995        1994
                                           -------      --------     ------       -------      -------      -------
Net interest income.....................   $ 325.4       $ 307.1     $ 371.6      $ 328.3      $  14.0      $  15.0
Provision for loan losses...............      21.4          23.5        28.1         27.9          0.5          0.5
Non-interest income.....................     117.3         112.8        84.1         89.8         49.2         49.8
Non-financial expenses..................     227.2         233.2       288.7        297.3         52.7         55.9
                                           -------       -------     -------      -------      -------      -------
Income before income taxes..............     194.1         163.2       138.9         92.9         10.0          8.4
Income tax expense......................      76.8          64.0        52.1         36.0          3.7          3.1
                                           -------       -------     -------      -------      -------      -------
Net income..............................   $ 117.3       $  99.2     $  86.8      $  56.9      $   6.3      $   5.3
                                           =======       =======     =======      =======      =======      =======

Return on assets........................      1.49%         1.30%       2.45%        1.51%        1.84%        1.55%
Return on equity (a)....................     25.74         24.10       47.44        31.18        48.86        38.17
Average assets..........................   $15,864       $15,339     $ 7,140      $ 7,591      $   692      $   691
Average equity (a)......................       919           830         369          368           26           28


                                                 EPS, Inc.
                                                Affiliate                 Corporate                   Total
                                           ---------------------     --------------------      --------------------
                                            1995           1994        1995       1994(d)        1995         1994
                                           -------      --------     ------       -------      -------      -------

Net interest income.....................   $  (2.6)      $  (2.9)    $  43.9      $  41.6      $ 752.3      $ 689.1
Provision for loan losses...............         -             -           -        145.0         50.0        196.9
Non-interest income.....................      34.0(b)       15.7        22.8         19.9        307.4        288.0
Non-financial expenses..................         -             -       145.4(c)     126.0        714.0        712.4
                                           -------       -------     -------      -------      -------      -------
Income (loss) before income taxes......       31.4          12.8       (78.7)      (209.5)       295.7         67.8
Income tax expense......................      11.6           4.5       (29.8)       (72.9)       114.4         34.7
                                           -------       -------     -------      -------      -------      -------
Net income (loss).......................   $  19.8       $   8.3     $ (48.9)     $(136.6)     $ 181.3       $ 33.1(e)
                                           =======       =======     =======      =======      =======   ==========

Return on assets........................     51.85%        22.62%     (2.16)%      (6.75)%        1.29%        0.24%
Return on equity (a)....................    998.20        418.44      (10.01)      (25.20)       15.88         2.88
Average assets..........................   $    77       $    74     $ 4,574      $ 4,082      $28,347      $27,777
Average equity (a)......................         4             4         985        1,093        2,303        2,323
-------------------

(a) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets.
(b) Includes a gain of $19.0 million pre-tax, $11.8 million after-tax or $0.08 per share, related to changes in the investment in the EPS affiliate joint venture.
(c) Includes a restructuring charge of $110.0 million pre-tax, $70.0 million after-tax or $0.49 per share, in the first quarter and a restructuring credit of $3.0 million pre-tax, $1.9 million after-tax or $0.01 per share, in the second quarter related to a corporate-wide process redesign.
(d) Includes after-tax merger-related charges of $127.8 million or $0.89 per share recorded in the first quarter of 1994 for the Constellation acquisition and $39.6 million or $0.28 per share recorded in the second quarter of 1994 for the Independence acquisition.
(e) Based on income before cumulative effect of a change in accounting principle.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - CONTINUED
---------------------------------

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

   WHOLESALE BANKING is organized into six business lines: Corporate Middle Market, Corporate and Institutional Banking, Investment Banking, Cash Management, International Banking, and Specialized Banking (including Congress Financial Corporation, CoreStates' commercial finance subsidiary). Wholesale Banking continued its strong performance in 1995 as net income increased $5.9 million or 11.0% above second quarter 1994, and $18.1 million or 18.2% above prior year-to-date. This increase was due primarily to growth in net interest income and non-interest income for both periods and declines in the provision for loan losses and non-financial expenses for the six-month period. Net interest income was $9.4 million or 5.9% above second quarter 1994, and $18.3 million or 6.0% above prior year-to-date, largely due to higher loan and factoring volumes (primarily at Congress), higher loan spreads, lower levels of non-performing loans, and higher loan fees. Average loan outstandings increased 4.9% from the second quarter 1994, and 5.1% above prior year-to-date. Average non-performing loans declined 51.3% from second quarter 1994. Non-interest revenue increased $1.5 million or 2.7% for the second quarter, and $4.5 million or 4.0% for the six-month period due to growth in international service fees and securities gains. Non-financial expenses declined $6.0 million or 2.6% from prior year-to-date largely due to declines in personnel and processing expenses. The provision for loan losses declined 8.9% year-to-date as the overall quality of the loan portfolio improved.

   CONSUMER FINANCIAL SERVICES includes the following business lines: Community Banking, Specialty Products and Mortgage Banking. Specialty Products ("SPG") includes Credit Card, Student Lending and CardLinx. Results for 1995 include Germantown Savings Bank ("GSB") which was acquired on December 2, 1994. Since the GSB transaction was accounted for under the purchase method, restatement of 1994 was not required.

   Net income for the second quarter of 1995 was $45.1 million which was $15.3 million or 51.3% over the second quarter of 1994. Excluding the contribution of GSB to the second quarter of 1995, net income was $42.4 million or $12.6 million (42.3%) over the second quarter of 1994. Net income for the six months ended June 30, 1995 was $86.8 million or $29.9 million (52.5%) over the same period in 1994. Excluding GSB, net income was $81.9 million or $25.0 million (43.9%) over the 1994 six-month period.

   Net interest income for the quarter grew by $19.1 million or 11.4% when compared to prior year. Excluding GSB, net interest income was up by $9.9 million or 5.9%. Net interest income in the Community Banking Line, excluding GSB, increased by $4.2 million. Favorable deposit spreads, up 36 basis points, generated an $11.8 million increase, which was partially offset by narrowing loan spreads which were down 28 basis points for a $3.4 million impact, and a $388 million decrease in deposits equating to a $2.6 million decline. SPG net interest income grew by $4.6 million driven by a 17.5% increase in credit card
outstandings.   On a year-to-date basis net interest income increased by $43.3 million. Excluding GSB, the increase was $23.3 million, primarily as a result of favorable deposit spreads and increased credit card outstandings, contributing $31.3 million and $9.6 million, respectively. These were partially offset by decreasing loan and deposit volumes as well as narrowing loan spreads.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------


   Non-interest income for the second quarter increased by $0.3 million in comparison to 1994. Excluding GSB, non-interest income actually declined by $0.7 million or 1.6%. Mortgage related fee income declined by $1.5 million primarily resulting from the sale of the Constellation portfolio in the second quarter of 1994. In addition, revenue from third party sales of annuities and mutual funds declined due, in part, to customer shifts from these products to certificates of deposits as rates became more attractive in the latter half of 1994. These declines were partially offset by an increase generated from home equity loan securitization transactions in 1995. Year-to-date non-interest income decreased by $5.7 million. Without GSB, the decrease was $7.5 million or 8.4%. Mortgage related income declined by $5.5 million accounting for most of this decline and in March 1994, Community Banking sold its Marine lending portfolio at a one-time gain of $1.5 million.

   Non-financial expenses for the second quarter decreased by $5.6 million or 3.8% when compared to 1994. Excluding GSB, the decline was $11.1 million or 7.5%. The decline occurred in Community Banking where expenses were down $11.4 million. Savings gained from the hiring freeze and heightened expense controls resulting from the company-wide process redesign program were the major reasons for the decline. Year-to-date non-financial expenses declined $8.6 million. Excluding GSB, expenses declined $21.2 million or 7.1%. Community Banking expenses were down $22.0 million mainly due to the hiring freeze and expense controls implemented.

   TRUST AND INVESTMENT MANAGEMENT is organized into four business lines:
Institutional Trust, Personal Trust, Private Banking, and Investment Management. Net income for the second quarter was $3.6 million which was up $1.3 million over the second quarter of 1994. Year-to-date net income of $6.3 million was $1.0 million above the 1994 level. Net interest income declined $0.5 million or 6.7% for the quarter, compared to 1994 and declined $1.0 million or 6.7% on a year-to-date basis. The decline in net interest income was due primarily to lower demand balances in Institutional Custody and shortfalls in Corporate Trust balances resulting from extraordinary levels of refinancing activity in 1994. Non-interest income declined $0.4 million or 1.6% for the quarter and $0.6 million or 1.2% year-to-date. The decline in non-interest income is due primarily to customer attrition in Employee Benefits and lower non-recurring fees in Personal Trust. New business and fee growth in Institutional Custody partially offset these shortfalls. Non-financial expenses were $2.8 million or 9.8% below 1994 levels for the second quarter and $3.2 million or 5.7% below year-to-date. The favorable expense variance is primarily due to reductions in personnel expenses as a result of the corporate-wide process redesign.

   On August 2, 1995, CoreStates announced the signing of agreements for the sale of its corporate trust business. The transactions, which are expected to close in the third quarter, are not expected to have a material impact on net income.

   ELECTRONIC PAYMENT SERVICES, INC. ("EPS"), the nation's leading provider of ATM and POS processing services, was formed on December 4, 1992 through a separate contribution of the consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Bank Corp and KeyCorp (formerly Society Corporation). CoreStates received cash, preferred stock and common stock for the contribution of its MAC ATM network and BUYPASS POS businesses. CoreStates' ownership at formation was 31%.

   In December 1993, CoreStates and EPS mutually agreed to enter into a recaptialization of EPS involving the EPS preferred stock then held by CoreStates. In exchange for substantially all of the preferred stock, CoreStates received from EPS a ten-year note providing for equal quarterly principal payments over the life of the note. The recapitalization does not affect the amount of the deferred gain generated in the 1992 contribution of the business lines to EPS, but does change the timing of the recognition of the $138 million deferred gain from a five-year period beginning in 1996 to a ten-year period which began in 1994.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

   On March 2, 1995, National City Corp was added as a partner and KeyCorp increased its investment to become a full partner, decreasing CoreStates' share of ownership from 31% to 20%. As a direct result of this change in ownership interests, CoreStates recognized a pre-tax gain of $19.0 million, $11.8 million after-tax or $0.08 per share.

   Net income of $4.0 million for the second quarter of 1995 results from non-interest income from CoreStates' equity interest in EPS net income, recognition of the deferred gain, and interest income on the promissory note; partly offset by interest carrying charges on the net investment in EPS. Net income for the second quarter of 1994 totaled $4.1 million.

   Net income of $19.8 million for the first six months of 1995 includes the $19.0 million gain, $11.8 million after-tax, related to the National City/KeyCorp transactions. The 1995 results also include non-interest income from CoreStates' 20% equity interest in EPS' net income, deferred gain recognition, and promissory note interest income; partly offset by interest carrying charges on the net investment in EPS. Net income for the first half of 1994 totaled $8.3 million.

NET INTEREST INCOME
-------------------

   The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the second quarter of 1995 was $383.0 million, an increase of $27.9 million, or 7.9%, from the second quarter of 1994. The net interest margin at 6.10% improved 24 basis points from the second quarter of 1994. The increase in the level of taxable equivalent net interest income and the net interest margin were primarily driven by improved spreads on deposits and prime-based loans and higher earnings on non-interest bearing funding. In addition, net interest income and the net interest margin benefited from growth in loans particularly at Congress Financial Corp, CoreStates' commercial finance subsidiary, and credit card outstandings.
Average loans for the second quarter of 1995 were $20.7 billion, an increase of $944 million or 4.8% over the second quarter of 1994. The strength of CoreStates' net interest income and net interest margin stems from the combination of wide spreads on both loans and deposits and a balance sheet which has a relatively high portion of loans and a large base of non-interest bearing funding principally generated by our processing and cash management businesses.

   Taxable equivalent net interest income for the second quarter of 1995 increased $13.7 million, or 3.7%, compared to the first quarter of 1995. The growth in second quarter interest income, as compared to the first quarter of 1995, principally reflected the impact of slightly higher average loan outstandings, one additional day in the second quarter and improved interest rate spreads.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------------------

   Taxable equivalent net interest income for the first six months of 1995 increased $63.2 million, or 9.2%, and the net interest margin increased 30 basis points to 6.01%, as compared to the 1994 six-month period. The increases were primarily due to improved interest spreads on deposits and prime-based loans, higher earnings on non-interest bearing funding and loan growth.

   The following table compares taxable equivalent net interest income for the three months ended June 30, 1995 versus the second quarter of 1994 and the first quarter of 1995, and for the six months ended June 30, 1995 versus the 1994 six-month period, respectively (in millions):

Taxable Equivalent Net Interest Income
--------------------------------------

                                          Three Months Ended                   Increase (decrease)
                                  -------------------------------------  ------------------------------
                                    June 30,     June 30,    March  31,     June 1995/      June 1995/
                                     1995         1994          1995        June 1994      March 1995
                                  -----------  ----------  ------------  ---------------  -------------

Total interest income............   $  576.6     $ 474.0       $ 551.0           $102.6           $25.6
Tax equivalent adjustment........        4.4         5.4           4.4             (1.0)              -
                                    --------     -------       -------   --------------   -------------
Tax equivalent interest income...      581.0       479.4         555.4            101.6            25.6
Total interest expense...........      198.0       124.3         186.1             73.7            11.9
                                    --------     -------       -------   --------------   -------------
Taxable equivalent net
  interest income................   $  383.0     $ 355.1       $ 369.3           $ 27.9           $13.7
                                    ========     =======       =======   ==============   =============

Interest rate spread.............       5.04%       5.11%         4.91%
                                    ========     =======       =======
Net interest margin..............       6.10%       5.86%         5.93%
                                    ========     =======       =======

                                            Six Months Ended
                                   ---------------------------------
                                   June 30,     June 30,    Increase/
                                     1995        1994     (decrease)
                                   --------     -------   -----------

Total interest income............   $1,127.6     $ 923.2       $ 204.4
Tax equivalent adjustment........        8.8        11.1          (2.3)
                                    --------     -------       -------
Tax equivalent interest income...    1,136.4       934.3         202.1
Total interest expense...........      384.1       245.2         138.9
                                    --------     -------       -------
Taxable equivalent net
 interest income.................   $  752.3     $ 689.1       $  63.2
                                    ========     =======       =======

Interest rate spread.............       4.97%       4.96%
                                    ========     =======
Net interest margin..............       6.01%       5.71%
                                    ========     =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------------------

   The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):


                                              Increase (decrease) in interest            Increase (decrease) in interest
                                          -----------------------------------------  -----------------------------------------
                                                     Three Months Ended                       Three Months Ended
                                                     June 30, 1995/1994                  June 30, 1995/March 31, 1995
                                          -----------------------------------------  -----------------------------------------
                                           Income/          Change attributable to    Income/         Change attributable to
                                                            -----------------------                   ------------------------
                                            expense         Volume       Rate          expense        Volume       Rate
                                          --------------  ------------  -----------  --------------  -----------  ------------
INTEREST EARNING ASSETS
-----------------------
Time deposits-Eurodollar................   $ 21.4           $ 4.1         $17.3          $ 3.8        $ 0.9         $ 2.9
Investment securities...................     (2.9)           (7.6)          4.7           (0.2)        (3.2)          3.0
Federal funds sold......................      0.2            (0.1)          0.3           (0.7)        (0.7)            -
Trading account securities..............        -               -             -              -            -             -
Loans:
 -  Domestic............................     77.6            20.6          57.0           21.4          4.3          17.1
 -  Foreign.............................      5.3             1.8           3.5            1.3          0.6           0.7
                                           ------           -----         -----          -----        -----         -----
            Total interest income.......    101.6            18.8          82.8           25.6          1.9          23.7
                                            -----           -----         -----          -----         -----         ----

INTEREST BEARING FUNDS
----------------------
Deposits:
 Domestic...............................     47.0            11.2          35.8            6.6         (1.1)          7.7
 Overseas...............................      8.1             1.1           7.0            2.2          0.4           1.8
Funds borrowed:
 Federal funds purchased................      2.4            (1.0)          3.4            0.2          1.4          (1.2)
 Other..................................      4.9             1.3           3.6            2.4          1.8           0.6
Long-term debt..........................     11.3             2.3           9.0            0.5          0.6          (0.1)
                                           ------           -----         -----          -----        -----         -----
 Total interest expense.................     73.7            14.9          58.8           11.9          3.1           8.8
                                           ------           -----         -----          -----        -----         -----

NET INTEREST INCOME.....................   $ 27.9           $ 3.9         $24.0          $13.7        $(1.2)        $14.9
                                           ======           =====         =====          =====        =====         =====
 -----------

- Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.
- Non-performing loans are included in interest earning assets.
- The changes in interest expense on domestic time deposits attributable to volume and rates are adjusted by specific reserves as average balances are reduced by such reserves for purposes of rate calculations.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------


                                             Increase (decrease) in interest
                                          -----------------------------------------
                                                      Six Months Ended
                                                    June 30, 1995/1994
                                          -----------------------------------------
                                           Income/          Change attributable to
                                                            -----------------------
                                             expense         Volume       Rate
                                          --------------  ------------  -----------
INTEREST EARNING ASSETS
-----------------------
Time deposits-Eurodollars...............         $ 35.7        $  9.9        $ 25.8
Investment securities...................           (5.5)        (16.3)         10.8
Federal funds sold......................           (0.2)         (1.2)          1.0
Trading account securities..............              -             -             -
Loans:
 -  Domestic............................          161.7          42.4         119.3
 -  Foreign.............................           10.4           3.5           6.9
                                                 ------        ------        ------
        Total interest income...........          202.1          38.3         163.8
                                                 ------        ------        ------

INTEREST BEARING FUNDS
----------------------
Deposits:
 Domestic...............................           87.3          22.2          65.1
 Overseas...............................            9.4           3.3           6.1
Funds borrowed:
 Federal funds purchased................            6.0          (3.3)          9.3
 Other..................................           11.6           2.5           9.1
Long-term debt..........................           24.6           4.5          20.1
                                                 ------        ------        ------
 Total interest expense.................          138.9          29.2         109.7
                                                 ------        ------        ------

NET INTEREST INCOME.....................         $ 63.2        $  9.1        $ 54.1
----------------------------------------         ======        ======        ======


- Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.
- Non-performing loans are included in interest earning assets.
- The changes in interest expense on domestic time deposits attributable to volume and rates are adjusted by specific reserves as average balances are reduced by such reserves for purposes of rate calculations.

  The effect of cash basis and other non-performing loans on interest income and net interest income for the three and six-month periods ended June 30, 1995 and 1994 was as follows (in millions):

                                               Three               Six
                                            Months Ended      Months Ended
                                               June 30,         June 30,
                                          ----------------  -----------------
                                           1995     1994      1995      1994
                                          ------  --------  --------  -------
Interest income due on non-performing
 loans in accordance with their original
 terms..................................  $  4.8  $   5.4    $  10.7  $  13.9

Interest income on non-performing loans
 reflected in total interest income.....     2.9      6.0        6.0     10.1
                                          ------  -------    -------  -------
Net reduction (increase) in interest
 income.................................  $  1.9  $  (0.6)   $   4.7  $   3.8
                                          ======  =======    =======  =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

   The provision for loan losses for the second quarter of 1995 was $25.0 million, unchanged from the provisions recorded in the prior year second quarter (excluding the $25.0 million Independence merger-related provision) and the 1995 first quarter. In the second quarter of 1994 Independence recorded a $25.0 million provision for loan losses and in the first quarter of 1994 Constellation recorded a $120.0 million provision for loan losses, both in connection with a change in strategy related to problem assets, and to conform their consumer lending charge-off policies to those of CoreStates.

   Net loan charge-offs of $140.3 million in the second quarter of 1994 included $103.1 million of net charge-offs related to problem assets acquired with Constellation. The Constellation charge-offs related to actions taken in connection with the change in strategic direction including a bulk sale of $62 million of real estate loans.

   The following table presents an analysis of changes in the allowance for loan losses for the three and six-month periods ended June 30, 1995 and 1994 (in millions):

                                            Three Months Ended         Six Months Ended
                                                  June 30,                 June 30,
                                          -----------------------  ------------------------
                                             1995        1994        1995        1994
                                          ----------  -----------  ----------  ------------
Balance at beginning of period........      $ 498.7    $ 565.6       $ 500.6    $ 450.8

Provision charged to operating expense...      25.0   50.0(a)           50.0   196.9(a)(b)
Loan charge-offs.........................     (46.4)    (156.6)        (89.8)    (202.1)
Recoveries of loans previously charged
 off.....................................      20.1       16.3          36.6       29.7
                                            -------    -------       -------    -------
Net loan charge-offs.....................     (26.3)    (140.3)        (53.2)    (172.4)
                                            -------    -------       -------    -------
Balance at end of period.................   $ 497.4    $ 475.3       $ 497.4    $ 475.3
                                            =======    =======       =======    =======

Ratios:
Net charge-offs (annualized) as a
 percentage of average total loans.......      0.51%      2.84%         0.52%      1.76%

Allowance for loan losses as a
 percentage of loans at end of period....      2.38       2.43

Allowance for loan losses as a
 percentage of non-performing loans......    254.39      179.5



-------------------------------------------------------------------------------------------

(a) Includes a merger-related provision of $25.0 million related to the second quarter of 1994 Independence acquisition.
(b) Includes a merger-related provision of $120.0 million related to the first quarter of 1994 Constellation acquisition.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

PROVISION AND ALLOWANCE FOR LOAN LOSSES - CONTINUED
---------------------------------------

   The following tables reflect the distribution of net loan charge-offs by loan type for the three and six-month periods ended June 30, 1995 and 1994 (in millions):

                                              Three Months Ended                Three Months Ended
                                                June 30, 1995                     June 30, 1994
                                       --------------------------------  ---------------------------------
                                                                % of                              % of
                                                     % of      Total                  % of       Total
                                          Net      Average      Net         Net     Average       Net
                                        Charge-      Loan     Charge-     Charge-     Loan      Charge-
                                         offs       Type (a)   offs        offs     Type (a)     offs
                                       ---------   --------   --------   --------   --------   ---------
Domestic:
  Commercial, industrial and other...     $ 1.6       0.1%        6.1%     $ 49.3      2.2%         35.1%
  Real estate:
   Construction and development loans..    (0.3)     (0.4)       (1.1)        2.6      3.0           1.9
   Other...............................    10.8       0.8        41.0        77.7      5.1          55.4
  Consumer:
   Credit Card.........................    12.8       3.7        48.7         7.1      2.4           5.0
   Installment.........................     1.3       0.4         4.9         3.6      1.1           2.6
  Other (b)............................     0.1                   0.4
                                          -----                 -----   ---------              ---------
     Total domestic..................      26.3       0.5       100.0       140.3      2.9         100.0
                                          -----                 -----      ------              ---------
Foreign..............................         -         -           -           -                      -
                                          -----                 -----      ------              ---------
     Total net charge-offs...........     $26.3       0.5%      100.0%     $140.3      2.8%        100.0%
                                          =====      ====       =====      ======      ===     =========

                                              Six Months Ended                  Six Months Ended
                                                June 30, 1995                     June 30, 1994
                                       --------------------------------  ---------------------------------

                                                               % of                              % of
                                                    % of       Total                 % of        Total
                                          Net      Average      Net         Net     Average       Net
                                        Charge-     Loan      Charge-     Charge-    Loan       Charge-
                                         offs      Type (a)    off         offs     Type (a)     offs
                                       ---------   -------   ---------   ---------  -------   -----------
Domestic:
  Commercial, industrial and other.....    $ 7.5       0.2%       14.1%     $ 66.7      1.5%         38.7%
  Real estate:
   Construction and development loans..      0.7       0.4         1.3         3.9      2.2           2.3
   Other...............................     20.4       0.7        38.4        83.4      2.7          48.3
  Consumer:
   Credit Card.........................     23.2       3.3        43.6        13.2      2.2           7.7
   Installment.........................      1.4       0.2         2.6         5.0      0.8           2.9
   Other (b)............................       -         -           -         0.2        -           0.1
                                           -----                 -----      ------              ---------
     Total domestic..................       53.2       0.5       100.0       172.4      1.8         100.0
                                           -----                 -----      ------              ---------
Foreign..............................          -         -           -           -        -             -
                                           -----                 -----      ------              ---------
     Total net charge-offs...........      $53.2       0.5%      100.0%     $172.4      1.8%        100.0%
                                           =====      ====       =====      ======      ===     =========

(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
------------------------------------------------

   Total non-performing assets at June 30, 1995 decreased $68.0 million, or 21.9%, from December 31, 1994. The decrease in non-performing assets from December 31, 1994 was divided between the non-performing commercial loan portfolio, which decreased $32.0 million or 36.7%, and the non-performing real estate portfolio, which declined by $34.2 million or 17.7%. Most of the decline from December 31, 1994 occurred during the second quarter of 1995 as credit quality continued to improve and a single non-performing credit of approximately $26.7 million was paid off.

  The following table summarizes non-performing assets at June 30, 1995 and December 31, 1994 (in millions):

                                    June 30,  December 31,
                                      1995        1994
                                    --------  ------------
Non-accrual loans.................   $ 193.9       $ 244.6
Renegotiated loans................       1.6           1.6
                                     -------       -------
     Total non-performing loans...     195.5         246.2
                                     -------       -------
Other real estate owned (OREO)....      47.4          64.7
                                     -------       -------
     Total non-performing assets..   $ 242.9       $ 310.9
                                     =======       =======

   The following table reflects the distribution of non-performing assets by loan type at June 30, 1995 and December 31, 1994 (in millions):

                                                  June 30, 1995        December 31, 1994
                                              ---------------------  ----------------------
                                                              % of                   % of
                                                  Non-        Loan       Non-        Loan
Domestic:                                      performing     Type    performing     Type
                                              -------------  ------  -------------  -------
  Commercial, industrial and other:
     HLTs.................................          $  1.5     0.3%        $  3.0      0.6%
     Other................................            53.7     0.6           84.2      1.0
                                                    ------                 ------
       Total commercial, industrial and
        other.............................            55.2     0.5           87.2      1.0
                                                    ------                 ------
  Real estate:
     Construction and development.........             9.3     2.7           10.7      3.2
     Other loans..........................           102.7     1.9          118.2      1.9
     Other real estate owned..............            47.4                   64.7
                                                    ------                 ------
       Total real estate..................           159.4     2.0          193.6      2.0
                                                    ------                 ------
  Consumer................................             0.6       -            0.7        -
                                                    ------                 ------
  Other domestic loans (a)................            27.5     1.7           29.2      2.1
                                                    ------                 ------
     Total domestic non-performing assets.           242.7     1.2          310.7      1.6
                                                    ------                 ------
Foreign loans.............................             0.2       -            0.2        -
                                                    ------                 ------
     Total non-performing assets (b)......          $242.9     1.2%        $310.9      1.5%
                                                    ======     ===         ======      ===
     % Total assets.......................             0.8%                   1.1%
                                                    ======                 ======


(a) Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $55 million and $53 million at June 30, 1995 and December 31, 1994, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED  -  continued
------------------------------------------------

The following table summarizes the components of the change in non-performing assets for 1995 (in millions):

                                                 Quarter
                                          ---------------------         Six
                                            First      Second          Months
                                          ----------  ---------  -------------------
Beginning balance.....................      $   311    $   299         $   311
Additions.............................           54         35              89
Return to accrual.....................           (3)        (2)             (5)
Payments..............................          (38)       (74)           (112)
Charge-offs...........................          (25)       (15)            (40)
                                            -------    -------         -------
   Net change.........................          (12)       (56)            (68)
                                            -------    -------         -------
Ending balance........................      $   299    $   243         $   243
                                            =======    =======         =======

NON-INTEREST INCOME
-------------------
(in millions)
                                                                                           Percentage
                                           Three Months Ended     Six Months Ended      Increase (decrease)
                                                 June 30,              June 30,       ----------------------
                                           -----------------------------------------     Three        Six
                                             1995       1994       1995       1994       Months      Months
                                           --------    -------    -------    -------  ----------   ---------
Basic banking transactional services (a)... $ 108.3    $ 107.0    $ 212.8    $ 210.2     1.2%        1.2%
Income from investment in EPS, Inc.........     7.5        7.8       15.0       15.7    (3.8)       (4.5)
Securities gains...........................     1.6        3.0        8.0        9.9
Other non-interest income..................    27.8       24.2       52.7       52.2    14.9         1.0
                                            -------    -------    -------    -------
Non-interest income before significant
and unusual items..........................   145.2      142.0      288.5      288.0     2.3         0.2
Significant and unusual items..............       -          -       19.0(b)       -
                                            -------    -------   --------    -------
Total non-interest income.................. $ 145.2    $ 142.0    $ 307.5    $ 288.0     2.3%        6.8%
                                            =======    =======    =======    =======     ===         ===

---------
(a) Comprised of debit and credit card fees, service charges on deposit accounts, trust income, and fees for international services.
(b) Reflects the $19.0 million pre-tax gain related to the changes in the investment in the EPS, Inc. affiliate joint venture.

   Non-interest income for the second quarter of 1995 increased 2.3% from the second quarter of 1994, reflecting an increase in third-party processing fees and modest growth in revenues in CoreStates' basic banking transaction businesses, as a $3.9 million, or 20.0%, increase in fees for international services was partially offset by a $2.8 million, or 6.0%, decrease in service charges on deposits. The decline in service charges on deposits reflects the election by commercial customers to pay for deposit services by maintaining deposit balances (the value of which is included in net interest income) in lieu of cash fees. Other non-interest income for the second quarter of 1995 increased $3.6 million, or 14.9%, principally as a result of growth of $5.4 million in third-party processing fee income due to the acquisition of National Remittance Centers, Inc. ("NRC") on January 27, 1995.

   While total non-interest income for the six months ended June 30, 1995 increased 6.8% from the 1994 six-month period, non-interest income before significant and unusual items increased by only 0.2%, reflecting relatively flat revenues in basic banking transaction revenues on a comparative basis.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-INTEREST INCOME  -  continued
-------------------

   Investment securities gains in the second quarter of 1995 were $1.6 million compared to $3.0 million in the prior year second quarter and for the six months ended June 30, 1995 were $8.0 million compared to $9.9 million in the 1994 six-month period. Investment securities gains in the six months ended June 30, 1995 included $7.2 million of gains recorded on sales of equity securities acquired in connection with prior loan arrangements. The first six months of 1994 included gains of $5.0 million recorded on sales of certain investments acquired with Constellation and $4.6 million of gains on sales of certain bank stock investments.

NON-FINANCIAL EXPENSES
----------------------

(in millions)
                                                                                                   Percentage
                                            Three Months Ended          Six Months Ended       Increase (decrease)
                                                June 30,                    June 30,           ----------------------
                                          -----------------------    ---------------------       Three         Six
                                            1995           1994       1995          1994         Months       Months
                                          ---------       -------    -------       -------     ----------    --------
Salaries, wages and benefits..........      $ 152.7       $ 161.0    $ 310.7       $ 319.9      (5.2)%     (2.9)%
Net occupancy expense.................         29.1          28.4       58.5          58.6        2.4       (0.2)
Equipment expense.....................         19.4          19.3       38.9          38.5        0.8        1.1
Other operating expenses..............        101.8          98.7      198.9         186.8        3.1        6.5
                                            -------       -------    -------       -------
Non-financial expense before
 significant and unusual items........        303.0         307.4      607.0         603.8       (1.4)       0.5
Significant and unusual items.........         (3.0)(a)      33.7(b)   107.0(a)(c)   108.7(b)(d)
                                          ---------      --------   --------      --------
Total non-financial expenses..........      $ 300.0       $ 341.1    $ 714.0       $ 712.5      (12.1)%      0.2%
                                            =======       =======    =======       =======                 =====

(a) Reflects a $3.0 million restructuring credit related to a gain on the curtailment of future pension benefits associated with employees terminated during the second quarter. See "Process Redesign" on page 11 for more detail.
(b) Reflects merger-related costs of $33.7 million for the Independence acquisition.
(c) Includes a $110.0 million restructuring charge related to the corporate-wide process redesign. See "Process Redesign" on page 11 for more detail.
(d) Includes merger-related costs of $75.0 million for the Constellation acquisition.

   Total non-financial expenses for the second quarter of 1995, excluding the significant and unusual items as noted in the above table, were $303.0 million, a decrease of $4.4 million, or 1.4% from the second quarter of 1994. This decline reflects the impacts of the hiring freeze, the benefits of those aspects of the process redesign implemented during the second quarter and merger-related synergies. Affecting comparability of expenses period-to-period are the acquisitions of Germantown Savings Bank ("Germantown") on December 2, 1994 and National Remittance Centers, Inc. ("NRC") on January 27, 1995. Excluding the amortization of intangible assets created in the acquisitions, Germantown added approximately $4.0 million to non-financial expenses and NRC added approximately $4.7 million. Expense for amortization of intangible assets created in the two acquisitions added $3.8 million to second quarter of 1995 expenses. Excluding the significant and unusual items as noted in the above table and the impact of Germantown and NRC related expenses, non-financial expenses for the second quarter of 1995 declined 5.5% from the prior year second quarter.

CAPITAL MANAGEMENT
------------------

   CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at June 30, 1995 under risk-based capital guidelines was $2.0 billion or 7.9% of risk-weighted assets, for Tier I capital and $3.0 billion, or 11.6%, for total risk-based capital. Tier I capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier I capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at June 30, 1995 exceed the risk-based capital standards that require all banks to have Tier I capital of at least 4% and total capital of 8%.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL MANAGEMENT - continued
------------------

  Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier I capital to quarterly average total assets), CoreStates had a leverage ratio of 7.2% at June 30, 1995. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

  Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at June 30, 1995 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.

                                            Regulatory Capital Ratios
                                     ------------------------------------------
                                        Tier I         Total        Leverage
                                     -------------  -----------  --------------

CoreStates Bank, N.A...................    7.9%         10.1%         7.2%
New Jersey National Bank...............   10.7          14.0          6.6
CoreStates Bank of Delaware, N.A.......   11.8          14.2         12.0

   CoreStates' dividend on its common stock was $0.34 per share in the second quarter of 1995 and $0.30 per share in the second quarter of 1994. The common dividend payout ratio was 38.6% for the second quarter of 1995, compared to 41.7%, excluding merger-related charges, for the second quarter of 1994.

   In March 1995, the Board of Directors approved an expansion of CoreStates' common stock repurchase program from an annual maximum of 2% of outstanding shares to a maximum of 5%, excluding purchases for benefit plans and the dividend reinvestment plan. During the six months ended June 30, 1995, CoreStates repurchased approximately 8.1 million shares of its common stock, including 5.1 million shares in the second quarter, and reissued 2.5 million treasury shares under employee benefit plans and the dividend reinvestment plan.

INTEREST RATE RISK MANAGEMENT
-----------------------------

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

INTEREST RATE RISK MANAGEMENT - CONTINUED
-----------------------------

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

OFF-BALANCE SHEET INSTRUMENTS AND DERIVATIVE ACTIVITIES

   CoreStates uses off-balance sheet derivative instruments primarily to manage CoreStates' interest rate risk. CoreStates believes that interest rate risk management must be balanced with the management of liquidity and capital. Therefore, CoreStates uses off-balance sheet instruments to modify its rate sensitivity and consequently, avoids the unnecessary leverage and liquidity impairment which would result from using on-balance sheet alternatives. CoreStates also uses interest rate contracts to provide risk management services for its customers. CoreStates does not use off-balance sheet derivative instruments for speculative investment.

   Credit risk exists in a derivative transaction to the extent that there is a move in interest rates favorable to CoreStates and the counterparty fails to perform. The current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates requires collateral from counterparties when the risk exceeds an acceptable threshold. Collateral agreements are determined based on the quality of individual counterparties. As of June 30, 1995, the current cost to replace CoreStates' derivatives portfolio was $202 million of which more than 50% is collateralized. This assumes that only counterparties for whom it would be favorable to default would do so.


   INTEREST RATE RISK RELATED DERIVATIVE ACTIVITIES - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection, and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of June 30, 1995, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

OUTSTANDING INTEREST RATE RISK RELATED DERIVATIVES
--------------------------------------------------
AT JUNE 30, 1995
----------------
(in millions)
                                                                   Interest
                                          Interest     Interest    rate caps
                                            rate         rate         and           Other
                                           swaps        futures     floors        derivatives   Total
                                        ------------   --------  --------------   -----------  --------
INTEREST SENSITIVITY ADJUSTMENT:
 Assets:
    Notional amount.................       $3,106        $1,223      $ 62                       $ 4,391
    Unrealized gains................           91             2         -                            93
    Unrealized losses...............           (8)            -         -                            (8)
 Deposits and other borrowings:
    Notional amount.................        4,165                                                 4,165
    Unrealized gains................           55                                                    55
    Unrealized losses...............          (14)                                                  (14)
 Long-term debt:
    Notional amount.................          689                      25                           714
    Unrealized gains................           15                       -                            15
    Unrealized losses...............          (20)                      -                           (20)
SPREAD PROTECTION:
 Assets:
    Notional amount.................                                  606                           606
    Unrealized gains................                                    3                             3
    Unrealized losses...............                                   (4)                           (4)
 Deposits and Other borrowings:
    Notional amount.................                                  250                           250
    Unrealized gains................                                    4                             4
    Unrealized losses...............                                    -                             -
ANTICIPATED ASSET SALES:
    Notional amount.................           63                                 $ 3                66
    Unrealized gains................            -                                   -                 -
    Unrealized losses...............           (4)                                  -                (4)
TOTAL:
    Notional amount.................       $8,023      $  1,223      $943         $ 3           $10,192
                                           ======      ========      ====         ===           =======
    Unrealized gains................       $  161      $      2      $  7         $ -           $   170
                                           ======      ========      ====         ===           =======
    Unrealized losses...............       $  (46)     $   -         $ (4)        $ -           $   (50)
                                           ======      ========      ====         ===           =======
    Net unrealized gains............       $  115      $      2      $  3         $ -           $   120
                                           ======      ========      ====         ===           =======

   Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of June 30, 1995, CoreStates off-balance sheet portfolios do not include any instruments which carry a leveraged exposure to either rising or falling rates.

   Interest sensitivity adjustments account for the majority of CoreStates' derivative activities. CoreStates has a naturally asset sensitive balance sheet as a result of its basic loan and deposit businesses. Commercial and consumer loan activities tend to have short-term repricing characteristics versus the longer term repricing nature of CoreStates' funding sources. These relationship portfolios have a positive effect on earnings in a rising rate environment and a negative effect in a falling rate environment. Therefore, CoreStates uses fixed-rate assets or off-balance sheet instruments with characteristics similar to fixed-rate assets to offset this risk. When off-balance sheet instruments are used, cash balances are invested in shorter time periods and interest rate swaps or other

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

derivatives are used to "fix" the rate for longer terms similar to those of CoreStates' liabilities. By using swaps and futures in this manner, leverage is reduced and liquidity is enhanced. If derivative instruments were not used, CoreStates would invest in longer term assets based on its disciplined interest rate risk management practice of strict matching of asset and liability terms. Therefore, the impact of derivatives on pre-tax income is confined to the spread between the derivative instrument and other instruments of similar terms. Management estimates that this spread is not material relative to pre-tax income.

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

   Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. As of June 30, 1995, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts.

   Given the direction of its natural interest sensitivity, CoreStates has not historically paid fixed rates on interest rate swaps or used off-balance sheet instruments to extend its liabilities. However, its current position includes fixed rate pay positions acquired through mergers which relate to specific assets and liabilities also acquired.

   CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan portfolio includes adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $356 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates also owns a combination of caps which were designed to reduce the risk of a narrowing spread on prime rate indexed assets in a rising rate environment; CoreStates sold $250 million of interest rate caps indexed to prime rate and purchased an identical amount of caps indexed to LIBOR.

   The third category of derivative activity is the hedging of anticipated asset sales. As fixed rate assets are accumulated for future sale, CoreStates is exposed to a decline in sale price due to rising interest rates. At June 30, 1995, CoreStates held $63 million in fixed-rate pay swaps to hedge a portion of
the residential mortgage portfolio.   The interest rate swaps are intended to be
terminated as the mortgage sales are completed. If rates rise, the swaps will increase in value and offset any loss in value on the mortgage portfolio. CoreStates securitizes and sells its longer term fixed-rate home equity loans and fixed-rate mortgages on an ongoing basis. Home equity loans are held for several months prior to sale while sufficient volume for securitization is accumulated. Forward rate locks are used to hedge rate changes during that
warehouse period.   Options on mortgage-backed securities as well as both
mandatory and optional forward sale commitments are used to hedge the mortgage pipeline.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

INTEREST RATE RISK MANAGEMENT - CONTINUED
-----------------------------

   The following repricing schedule summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on June 30, 1995. The amount recorded in net interest income related to interest rate swaps was $8.0 million in the second quarter of 1995, compared to $22.6 million in the 1994 second quarter and $12.9 million for the six months ended June 30, 1995, compared to $49.3 million in the 1994 six-month period.

REPRICING SCHEDULE OF INTEREST RATE SWAPS
----------------------------------------------
AT JUNE 30, 1995
---------------------------------
(in millions)
                                                                         Years
                                       -----------------------------------------------------------------------
                                         0-1       1-2          2-3       3-4       4-5     over 5     Total
                                       ------   ---------      -----     -----     -----   --------   --------
Receive Fixed/Pay Floating
Receive     Notional.............      $2,090      $1,835      $ 731     $ 940     $ 829     $1,020     $7,445
            Rate.................        6.71%       7.11%      6.49%     6.78%     7.25%      6.94%      6.89%
Pay         Notional.............      $7,445                                                           $7,445
            Rate.................        6.17%                                                            6.17%

Pay Fixed/Receive Floating
Pay         Notional.............      $   66      $   10      $  20     $  20     $  62                $  178
            Rate.................        8.97%       9.05%      8.60%     8.07%     8.56%                 8.69%
Receive     Notional.............      $  178                                                           $  178
            Rate.................        6.06%                                                            6.06%

Receive Floating/Pay Floating
(Basis Swaps)
            Notional.............      $   90                                                           $   90
Receive     Rate.................        5.23%                                                            5.23%
Pay         Rate.................        6.20%                                                            6.20%

Receive Fixed/Pay Floating (a)
(Forward Start)
Receive     Notional.............                              $  50     $ 185     $  50     $   25     $  310
            Rate.................                               6.82%     6.19%     7.45%      6.37%      6.51%
Start Date  Notional.............      $   80      $  180                $  50                          $  310
--------

(a)  Pay rate will be determined on forward start date.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

INTEREST RATE RISK MANAGEMENT - CONTINUED
-----------------------------

   The following schedule illustrates CoreStates' interest rate risk related derivative activity during the quarter ended June 30, 1995:

ACTIVITY IN DERIVATIVES PRODUCTS
----------------------------------
THREE MONTHS ENDED JUNE 30, 1995
----------------------------------
(in millions)
                                                           Interest
                                    Interest   Interest    rate caps
                                      rate       rate         and         Other
                                      swaps     futures     floors     derivatives     Total
                                    --------   ---------   ---------   -----------   ----------
Notional Amounts
----------------------------------
As of March 31, 1995...............   $8,067      $1,068      $1,047         $ 205      $10,387
Additions..........................      593         859          11           103        1,566
Terminated contracts (a)...........     (257)          -           -             -         (257)
Maturities/amortization............     (380)       (704)       (115)         (305)      (1,504)
                                      ------      ------      ------         -----      -------

As of June 30, 1995................   $8,023      $1,223      $  943         $   3      $10,192
                                      ======      ======      ======         =====      =======
----------------

(a) As of June 30, 1995 CoreStates had no material deferred gains or losses related to terminated derivative contracts.

   Changes in the notional amount of CoreStates' interest rate swaps during the second quarter include the termination of $257 million in swaps related to the sale of mortgages which were hedged with those swaps as well as a net increase of approximately $200 million in swaps to replace the fixed-rate sensitivity lost through maturity of investment securities. The decline in other derivatives reflects the expiration of Treasury rate locks which had been used to hedge an anticipated home equity loan securitization.

   CUSTOMER RELATED DERIVATIVE ACTIVITIES - CoreStates also engages in derivative market activities to provide risk management services for its customers. These services include interest rate swaps, caps, and floors. CoreStates offsets protection sold to customers through purchases of similar protection. Customer related derivative activity is marked to market. The following schedule details the outstanding notional amounts of customer related derivative transactions as of June 30, 1995.

CUSTOMER RELATED DERIVATIVES
------------------------------------
AT JUNE 30, 1995
------------------------------------
(in millions)
                                       Notional    Net gain
                                        amount     (loss) (a)
                                      -----------  ---------
Interest Rate Swaps:
  CoreStates receives fixed.........       $  197        $(1)
  CoreStates pays fixed.............          197          1
Rate Locks:
  Receive fixed.....................           50          -
  Pay fixed.........................           50          -
Interest Rate Caps/Floors:
  Sold..............................          424         (2)
  Purchased.........................          424          2
Foreign Exchange Contracts..........        2,143         (1)
                                           ------        ---
Total Customer Related Derivatives..       $3,485        $(1)
                                           ======        ===
-------------------------------------------------------------

(a) Average net gain (loss) during 1995 was substantially the same as the net gain (loss) at June 30, 1995.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE
 AND RATES
                                                                       Three Months Ended
                             ------------------------------------------------------------------------------------------------------
                                      June 30, 1995                      March  31, 1995                    June 30, 1994
                             --------------------------------   --------------------------------   --------------------------------
                              Average               Income/      Average               Income/      Average               Income/
                              balance     Rate      expense      balance     Rate      expense      balance     Rate      expense
                             ----------   ----    -----------   ----------   ----    -----------   ----------   ----    -----------
                              (000,000)               (000)       (000,000)             (000)       (000,000)              (000)
INTEREST EARNING ASSETS
---------------------------
Time deposits, principally
 Eurodollars(a).............  $   1,954    6.76%     $ 32,946    $   1,894   6.24%      $ 29,130    $   1,445    3.21%     $ 11,549
Investment securities(b):
 U.S. Government............      1,771    5.64        24,923        1,986    5.62        27,510        2,212    4.91        27,102
 State and municipal........        281    8.45         5,939          297    8.60         6,388          388    7.68         7,448
 Other......................        414    8.40         8,668          405    5.83         5,827          424    7.43         7,854
                              ---------              --------    ---------              --------    ---------              --------
  Total investment
   securities...............      2,466    6.43        39,530        2,688    5.99        39,725        3,024    5.62        42,404
                              ---------              --------    ---------              --------    ---------              --------
Federal funds sold..........         96    5.78         1,383          143    5.85         2,063          105    4.56         1,195
Trading account securities..          1    3.02             2            2    7.20            36            3    4.00            30
Loans (b) (c) (d):
 Domestic:
  Commercial, industrial
   and other................      9,316   10.09       234,283        8,847    9.66       210,668        8,189    8.32       169,902
  Real estate...............      5,966    9.10       135,408        6,343    8.83       138,098        6,472    8.00       129,028
  Consumer..................      2,710   12.25        82,750        2,766   12.31        83,944        2,497   11.63        72,405
  Financial institutions....        673    7.40        12,422          658    7.13        11,561          628    8.96        14,028
  Factoring receivables.....        567   10.56        14,923          521   11.21        14,398          605   10.08        15,202
  Lease financing...........        735    7.88        14,474          721    7.88        14,209          770    8.39        16,144
 Foreign....................        709    7.29        12,879          676    6.95        11,587          571    5.30         7,545
                              ---------              --------    ---------              --------    ---------              --------
   Total loans, net of
     discounts..............     20,676    9.84       507,139       20,532    9.57       484,465       19,732    8.62       424,254
                              ---------              --------    ---------              --------    ---------              --------
Total interest earning
 assets (d).................  $  25,193    9.25       581,000    $  25,259    8.92       555,419    $  24,309    7.91       479,432
                              =========   -----      --------    =========   -----      --------    =========   -----      --------

FUNDING SOURCES
---------------------------
Interest Bearing
 Liabilities (b):
 Deposits in domestic
  offices:
  Commercial................  $     262    5.62         3,668    $     270    5.48         3,651    $     272    3.90         2,644
  NOW accounts (e)..........      1,736    1.10         4,376        1,782    1.13         4,587        1,866    0.53         2,364
  Money Market Accounts (e).      3,600    3.32        29,732        3,720    3.19        29,157        4,012    2.08        20,811
  Consumer savings..........      2,856    2.00        14,221        2,967    1.95        14,292        3,080    1.21         9,267
  Consumer certificates.....      5,562    5.27        73,076        5,513    4.92        66,865        4,170    4.14        43,016
 Time deposits of overseas
  branches and subsidiaries..       963    5.03        12,083          923    4.32         9,838          759    2.11         3,995

                              ---------              --------    ---------              --------    ---------              --------
    Total interest bearing
      deposits (e)..........     14,979    3.71       137,156       15,175    3.47       128,390       14,159    2.34        82,097
                              ---------              --------    ---------              --------    ---------              --------
 Short-term funds borrowed:
  Federal funds purchased...        798    5.75        11,447          708    6.44        11,235          902    4.02         9,033
  Commercial paper..........        991    6.12        15,109          863    5.96        12,687          756    3.93         7,416
  Other.....................        285    4.71         3,350          295    4.64         3,376          343    7.24         6,191
                              ---------              --------    ---------              --------    ---------              --------
    Total short-term funds
      borrowed..............      2,074    5.78        29,906        1,866    5.93        27,298        2,001    4.54        22,640
                              ---------              --------    ---------              --------    ---------              --------
 Long-term debt.............      1,824    6.80        30,902        1,789    6.90        30,431        1,626    4.82        19,554
                              ---------              --------    ---------              --------    ---------              --------
Total interest bearing
 liabilities................     18,877    4.21       197,964       18,830    4.01       186,119       17,786    2.80       124,291
Portion of non-interest
 bearing funding sources....      6,316                              6,429                              6,523
                              ---------                          ---------                          ---------              --------
Total funding sources.......  $  25,193    3.15       197,964    $  25,259    2.99       186,119    $  24,309    2.05       124,291
                              =========   -----      --------    =========   -----      --------    =========   -----      --------
Net interest income and
 net interest margin........              6.10%     $383,036                 5.93%     $369,300                 5.86%     $355,141
                                          =====      ========                =====      ========                =====      ========

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - CONTINUED

                                                                Three Months Ended
                             ------------------------------------------------------------------------------------------------------
                             June 30, 1995                       March 31, 1995                     June 30, 1994
                             ----------------------------------  ---------------------------------  -------------------------------
                               Average               Income/       Average               Income/      Average             Income/
                               balance     Rate      expense       balance     Rate      expense      balance     Rate    expense
                             ------------  ------  ------------  ------------  ------  -----------  ------------  -----  ----------
                              (000,000)               (000)       (000,000)               (000)       (000,000)             (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash.........................  $   2,087                           $   1,975                          $   2,353
Allowance for loan losses....       (497)                               (505)                              (541)
Other assets.................      1,641                               1,539                              1,768
                               ---------                           ---------                          ---------
 Total non-interest
  earning assets.............  $   3,231                           $   3,009                          $   3,580
                               =========                           =========                          =========

TOTAL AVERAGE ASSETS.........  $  28,424                           $  28,268                          $  27,889
---------------------------    =========                           =========                          =========

NON-INTEREST BEARING
 FUNDING SOURCES
---------------------------
Demand deposits:
 Domestic....................  $   5,372                           $   5,268                          $   5,745
 Foreign.....................        402                                 497                                412
Other liabilities............      1,515                               1,326                              1,725
Shareholders' equity.........      2,258                               2,347                              2,221
Non-interest bearing
 funding sources used to
 fund earning assets.........     (6,316)                             (6,429)                            (6,523)
                               ---------                           ---------                          ---------
   Total net non-interest
    bearing funding sources..  $   3,231                           $   3,009                          $   3,580
                               =========                           =========                          =========
SUPPLEMENTARY AVERAGES
----------------------
Net demand deposits..........  $   4,482                           $   4,735                          $   4,472
Net Federal funds purchased..        702    5.75%      $10,064           565    6.58%      $9,172           797   3.94%     $7,838
Commercial certificates of
 deposit in domestic
  offices over $100,000......        262    5.27         3,443           270    5.15%       3,430           272   3.90       2,642
Average prime rate...........               9.00                                8.83%                             6.90

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - CONTINUED

                                                                      Six Months Ended
                             ------------------------------------------------------------------------------------------------------
                                              June 30, 1995                                        June 30, 1994
                             -------------------------------------------------    ------------------------------------------------
                                 Average                           Income/            Average                          Income/
                                 balance          Rate             expense            balance         Rate            expense
                             ---------------   -------------   ----------------   ---------------   ------------   ---------------
                              (000,000)                              (000)         (000,000)                            (000)

INTEREST EARNING ASSETS
---------------------------
Time deposits, principally
 Eurodollars (a)...............    $   1,924            6.51%        $   62,076         $   1,397           3.80%         $ 26,345
Investment securities (b):
 U.S. Government...............        1,878            5.63             52,433             2,315           4.95            56,795
 State and municipal...........          289            8.53             12,327               393           7.72            15,160
 Other.........................          409            7.15             14,495               467           5.53            12,808
                                   ---------                         ----------         ---------                         --------
  Total investment
   securities.................         2,576            6.20             79,255             3,175           5.38            84,763
                                   ---------                         ----------         ---------                         --------
Federal funds sold.............          120            5.79              3,446               181           4.07             3,652
Trading account securities.....            1            6.14                 38                 2           6.90                69
Loans (b) (c) (d):
 Domestic:
  Commercial, industrial
   and other...................        9,083            9.88            444,951             8,060           8.01           319,990
  Real estate..................        6,153            8.96            273,506             6,527           7.94           257,011
  Consumer.....................        2,738           12.28            166,694             2,514          11.57           144,297
  Financial institutions.......          666            8.88             29,321               611           8.12            24,592
  Factoring receivables........          544            8.89             23,983               570           9.92            28,027
  Lease financing..............          728            7.88             28,683               755           8.33            31,456
 Foreign.......................          693            7.12             24,466               556           5.10            14,073
                                   ---------                         ----------         ---------                         --------
   Total loans, net of
     discounts ................       20,605            9.70            991,604            19,593           8.43           819,446
                                   ---------                         ----------         ---------                         --------
   Total interest earning
     assets (d)................    $  25,226            9.08          1,136,419         $  24,348           7.74           934,275
                                   =========           -----         ----------         =========          -----          --------
FUNDING SOURCES
---------------
Interest Bearing
 Liabilities (b):
 Deposits in domestic
  offices:
  Commercial...................    $     266            5.55              7,319         $     276           3.64             4,976
  NOW accounts (e).............        1,759            1.12              8,963             1,882           0.53             4,677
  Money Market Accounts (e)....        3,660            3.25             58,889             4,074           2.09            42,176
  Consumer savings.............        2,911            1.98             28,513             3,072           1.19            18,157
  Consumer certificates........        5,538            5.10            139,941             4,181           4.16            86,290
 Time deposits of overseas
  branches and subsidiaries....          943            4.69             21,921               747           3.39            12,562
                                   ---------                         ----------         ---------                         --------
    Total interest bearing
      deposits (e).............       15,077            3.59            265,546            14,232           2.41           168,838
                                   ---------                         ----------         ---------                         --------
 Short-term funds borrowed:
  Federal funds purchased......          753            6.07             22,682               937           3.59            16,662
  Commercial paper.............          927            6.05             27,796               653           3.65            11,831
  Other........................          290            4.68              6,726               371           6.04            11,106
                                   ---------                         ----------         ---------                         --------
     Total short-term funds
       borrowed...............        1,970            5.86             57,204             1,961           4.07            39,599
                                  ---------                         ----------         ---------                         --------
 Long-term debt................        1,807            6.84             61,333             1,608           4.61            36,725
                                   ---------                         ----------         ---------                         --------
     Total interest bearing
       liabilities.............       18,854            4.11            384,083            17,801           2.78           245,162
Portion of non-interest
 bearing funding sources........       6,372                                                6,547
                                   ---------                                            ---------
Total funding sources..........    $  25,226            3.07            384,083         $  24,348           2.03           245,162
                                   =========           -----         ----------         =========          -----          --------
Net interest income and
 net interest margin...........                         6.01%        $  752,336                             5.71%         $689,113
                                                       =====         ==========                            =====          ========

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEET AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - CONTINUED

                                                                          Six Months Ended
                                   ------------------------------------------------------------------------------------------------
                                                      June 30, 1995                                 June 30, 1994
                                   ------------------------------------------------  ----------------------------------------------
                                       Average                          Income/          Average                        Income/
                                       balance           Rate           expense          balance         Rate           expense

                                   ----------------  --------------  --------------  ---------------  -------------  --------------
                                      (000,000)                          (000)         (000,000)                          (000)
NON-INTEREST EARNING ASSETS
---------------------------------
Cash..............................       $   2,031                                        $   2,338
Allowance for loan losses.........            (501)                                            (527)
Other assets......................           1,591                                            1,618
                                         ---------                                        ---------
 Total non-interest earning.......       $   3,121                                        $   3,429
  assets..........................       =========                                        =========

TOTAL AVERAGE ASSETS..............       $  28,347                                        $  27,777
---------------------------------        =========                                        =========

NON-INTEREST BEARING FUNDING
 SOURCES
---------------------------------
Demand deposits:
 Domestic.........................       $   5,319                                        $   5,774
 Foreign..........................             450                                              392
Other liabilities.................           1,421                                            1,487
Shareholders' equity..............           2,303                                            2,323
Non-interest bearing funding
 sources used to fund
 earning assets...................          (6,372)                                          (6,547)
                                         ---------                                        ---------
  Total net non-interest bearing
   funding sources................       $   3,121                                        $   3,429
                                         =========                                        =========

SUPPLEMENTARY AVERAGES
---------------------------------
Net demand deposits...............       $   4,608                                        $   4,533
Net Federal funds purchased.......             633            6.13%        $19,236              756           3.47%        $13,010
Commercial certificates of
 deposit in domestic
 offices over $100,000............             266            5.21           6,873              253           3.57           4,485
Average prime rate................                            8.91                                            6.33


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

     (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:


         1.  Date of Report:   April 18, 1995
            --------------
             Item(s) Reported:  Reporting under Item 5 the information set forth
            ----------------
             in the earnings news release of CoreStates Financial Corp.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CORESTATES FINANCIAL CORP



Date:  August 11, 1995            By:   /s/ Christopher J. Carey
                                  ------------------------------
                                  Christopher J. Carey
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer)