Form 10-Q
period 1995-09-30
CORESTATES FINANCIAL CORP
filed 1995-11-13
CIK 69952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended September 30, 1995          Commission file number 0-6879

                          CORESTATES FINANCIAL CORP
               -------------------------------------------------
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

                            Yes      X    .  No            .
                               -----------     ------------

Number of Shares of Common Stock Outstanding at November 1, 1995:  139,052,444

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION


                                                                      Page
                                                                      ----
Item 1 -  FINANCIAL INFORMATION

          Consolidated Balance Sheets as of September 30, 1995
          and December 31, 1994                                          3

          Consolidated Statements of Income for the Three and
          Nine Months Ended September 30, 1995 and 1994                  4

          Consolidated Statements of Changes in Shareholders'
          Equity for the Nine Months Ended September 30, 1995
          and 1994                                                       5

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1995 and 1994                  6

          Notes to the Consolidated Financial Statements                7-10

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11-37

PART II.  OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K                              38

SIGNATURE                                                               39

EXHIBITS 11, 12.1, 12.2, 27                                            40-44

PART I.   FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)


                                                     September 30,               December 31,
                                                         1995                        1994
                                                     -------------               ------------
                                                      (Unaudited)                   (Note)
ASSETS
------
Cash and due from banks...........................     $ 2,214,933                $ 2,262,512
Time deposits, principally Eurodollars............       1,755,526                  1,750,458
Investments held-to-maturity (fair value:
 1995 - $1,756,417; 1994 - $2,423,830)............       1,745,784                  2,454,584
Investments available-for-sale, at fair
  value...........................................         390,828                    426,047
Loans, net of unearned discounts of
  $129,728 in 1995 and $146,305
  in 1994 (Note C)................................      21,168,026                 20,526,216
  Less:  Allowance for loan losses................        (501,392)                  (500,631)
                                                     -------------               ------------
     Net loans....................................      20,666,634                 20,025,585
                                                     -------------               ------------
Federal funds sold and securities
  purchased under agreements to resell............         294,916                    731,820
Trading account securities, at fair
  value...........................................             349                      1,206
Due from customers on acceptance..................         493,212                    342,211
Premises and equipment............................         427,003                    423,832
Other assets......................................         856,547                    906,881
                                                     -------------               ------------
     Total assets.................................     $28,845,732                $29,325,136
                                                     =============               ============

LIABILITIES
-----------
Deposits:
  Domestic:
     Non-interest bearing.........................     $ 6,051,497                $ 6,362,470
     Interest bearing.............................      13,718,685                 14,565,051
  Overseas branches and subsidiaries..............         923,930                  1,113,365
                                                     -------------               ------------
     Total deposits...............................      20,694,112                 22,040,886
Funds borrowed....................................       2,245,238                  1,546,201
Bank acceptances outstanding......................         490,520                    336,103
Other liabilities.................................       1,238,126                  1,260,722
Long-term debt....................................       1,861,946                  1,791,110
                                                     -------------               ------------
     Total liabilities............................      26,529,942                 26,975,022
                                                     -------------               ------------

COMMITMENTS AND CONTINGENT LIABILITIES
  (Note D)
--------------------------------------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock: authorized 10.0 million shares;
  no shares issued................................               -                          -
Common stock:  $1 par value; authorized
  200.0 million shares; issued 145.875
  million shares in 1995 and
  145.878 million shares in 1994
  (including treasury shares of 6.966
  million in 1995 and 1.023 million in
  1994)...........................................       2,315,790                  2,350,114
                                                     -------------               ------------
     Total shareholders' equity...................       2,315,790                  2,350,114
                                                     -------------               ------------
     Total liabilities and shareholders'
       equity.....................................     $28,845,732                $29,325,136
                                                     =============               ============

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                     ----------------------      --------------------------
                                                       1995          1994           1995            1994
                                                     --------      --------      ----------      ----------
INTEREST INCOME
---------------
Interest and fees on loans:
  Taxable income...................................  $496,720      $426,337      $1,472,978      $1,227,510
  Tax exempt income................................     5,044         5,344          15,019          17,225
Interest on investment securities:
  Taxable income...................................    29,817        33,161          99,178         104,539
  Tax exempt income................................     2,923         3,827           9,354          12,530
Interest on time deposits in banks.................    27,653        18,566          89,729          44,911
Other interest income..............................     4,211         1,171           7,689           4,856
                                                     --------      --------      ----------      ----------
     Total interest income.........................   566,368       488,406       1,693,947       1,411,571
                                                     --------      --------      ----------      ----------
INTEREST EXPENSE
----------------
Interest on deposits...............................   135,076        89,702         400,622         258,540
Interest on funds borrowed.........................    30,080        23,169          87,284          62,768
Interest on long-term debt.........................    30,824        23,416          92,157          60,141
                                                     --------      --------      ----------      ----------
     Total interest expense........................   195,980       136,287         580,063         381,449
                                                     --------      --------      ----------      ----------
     NET INTEREST INCOME...........................   370,388       352,119       1,113,884       1,030,122
Provision for losses on loans......................    27,500        25,000          77,500         221,900
                                                     --------      --------      ----------      ----------
     NET INTEREST INCOME AFTER PROVISION
       FOR LOSSES ON LOANS.........................   342,888       327,119       1,036,384         808,222
                                                     --------      --------      ----------      ----------
NON-INTEREST INCOME
-------------------
Service charges on deposit accounts................    43,957        44,448         132,057         137,454
Trust income.......................................    23,419        23,166          72,154          72,379
Fees for international services....................    23,914        21,881          69,048          59,321
Debit and credit card fees.........................    16,160        16,565          47,017          47,068
Income from investment in EPS, Inc.................     7,570         8,125          41,566          23,802
Gains on trading account securities................       540           714           1,763           1,887
Securities gains...................................       470         4,223           8,457          14,143
Other operating income.............................    28,700        14,173          80,135          65,225
                                                     --------      --------      ----------      ----------
     Total non-interest income.....................   144,730       133,295         452,197         421,279
                                                     --------      --------      ----------      ----------
NON-FINANCIAL EXPENSES
----------------------
Salaries, wages and benefits.......................   146,287       157,935         457,013         477,883
Net occupancy......................................    28,314        28,863          86,830          87,484
Equipment expenses.................................    19,156        18,615          58,051          57,081
Restructuring and merger-related
  charges (credit).................................    (2,400)           -          104,563         108,700
Other operating expenses...........................    84,789        92,993         283,726         279,710
                                                     --------      --------      ----------      ----------
     Total non-financial expenses..................   276,146       298,406         990,183       1,010,858
                                                     --------      --------      ----------      ----------
INCOME BEFORE INCOME TAXES.........................   211,472       162,008         498,398         218,643
--------------------------
Provision for income taxes.........................    77,526        57,787         183,115          81,326
                                                     --------      --------      ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF A
------------------------------------
  CHANGE IN ACCOUNTING PRINCIPLE...................   133,946       104,221         315,283         137,317
-------------------------------
Cumulative effect of a change in
  accounting principle, net of
  income tax benefits of $1,846....................        -             -               -           (3,430)
                                                     --------      --------      ----------      ----------
NET INCOME.........................................  $133,946      $104,221      $  315,283      $  133,887
----------                                           ========      ========      ==========      ==========
Average common shares outstanding..................   139,176       141,033         141,427         142,581
                                                     ========      ========      ==========      ==========
PER COMMON SHARE DATA
---------------------
Income before cumulative effect of a
 change in accounting principle....................     $0.96         $0.74           $2.23           $0.97
                                                        =====         =====           =====           =====
Net income.........................................     $0.96         $0.74           $2.23           $0.95
                                                        =====         =====           =====           =====
Cash dividends declared............................     $0.34         $0.30           $1.02           $0.90
                                                        =====         =====           =====           =====

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED) (in thousands)



                                                      Common       Capital      Retained      Treasury
                                                       stock       surplus      earnings        stock          Total
                                                     --------     --------     ----------     ---------      ----------
Nine Months Ended September 30, 1994
----------------------------------------
Balances at beginning of year.....................   $145,740     $778,498     $1,451,965     $  (7,819)     $2,368,384
Net income........................................                                133,887                       133,887
Net change in unrealized gain on
  investments available-for-sale, net of tax......                                (37,394)                      (37,394)
Treasury shares acquired (5,849 shares)...........                                             (157,543)       (157,543)
Purchase and retirement of common stock...........       (166)        (994)        (3,583)                       (4,743)
Common stock issued under employee
 benefit plans (279 new shares;
   559 treasury shares)...........................        279        4,159         (6,313)       15,069          13,194
Common stock issued under dividend
  reinvestment plan (338 treasury shares).........                       8           (474)        9,315           8,849
Conversion of subordinated debentures
  (30 new shares).................................         30          684                                          714
Cash paid for fractional shares issued............                                    (83)                          (83)
Foreign currency translation adjustments..........                                     90                            90
Common dividends declared.........................                               (125,170)                     (125,170)
                                                     --------     --------     ----------     ---------      ----------
Balances at end of period.........................   $145,883     $782,355     $1,412,925     $(140,978)     $2,200,185
                                                     ========     ========     ==========     =========      ==========

Nine Months Ended September 30, 1995
------------------------------------

Balances at beginning of year.....................   $145,878     $781,766     $1,446,767     $ (24,297)     $2,350,114
Net income........................................                                315,283                       315,283
Net change in unrealized gain on
 investments available-for-sale, net of tax.......                                 14,926                        14,926
Treasury shares acquired (8,987 shares)...........                                             (287,760)       (287,760)
Common stock issued under employee
 benefit plans (2,714 treasury shares)............         (3)         (61)       (26,449)       83,685          57,172
Common stock issued under dividend
 reinvestment plan (330 treasury shares)..........                     200             (2)        9,801           9,999
Cash paid for fractional shares issued............                                    (24)                          (24)
Foreign currency translation adjustments..........                                     27                            27
Common dividends declared.........................                               (143,947)                     (143,947)
                                                     --------     --------     ----------     ---------      ----------
Balances at end of period.........................   $145,875     $781,905     $1,606,581     $(218,571)     $2,315,790
                                                     ========     ========     ==========     =========      ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)



                                                        Nine Months Ended
                                                          September  30,
                                                   ---------------------------
                                                       1995           1994
                                                   ------------   ------------
Operating Activities
--------------------
Net income.......................................   $   315,283    $   133,887
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Restructuring and merger-related
    charges......................................       104,563        108,700
  Cumulative effect of a change in
    accounting principle.........................            -           3,430
  Provision for losses on loans..................        77,500        221,900
  Provision for losses and writedowns on
    OREO.........................................         6,464         33,181
  Depreciation and amortization..................        44,919         53,008
  Securities gains, net..........................        (8,457)       (14,143)
  Other gains....................................       (19,000)            -
  Deferred income tax benefit....................       (38,028)       (24,310)
  Increase in due to factored clients............        43,039        146,480
  (Increase) decrease in accrued
    interest receivable..........................        (2,176)        18,357
  Increase in accrued interest payable...........        32,193          7,011
  Other assets and liabilities, net..............      (127,178)      (169,863)
                                                   ------------   ------------
     Net Cash Provided by Operating
       Activities................................       429,122        517,638
                                                   ------------   ------------
Investing Activities
--------------------
Net increase in loans............................      (972,950)      (250,613)
Proceeds from sales of loans.....................       678,234        664,362
Loans originated or acquired -- non-bank
  subsidiary.....................................   (26,573,505)   (25,895,781)
Principal collected on loans -- non-bank
  subsidiary.....................................    26,178,636     25,309,901
Net increase in time deposits,
  principally eurodollars........................        (3,049)      (282,037)
Purchases of investments
  held-to-maturity...............................      (401,243)      (798,748)
Purchases of investments
  available-for-sale.............................       (81,449)      (350,166)
Proceeds from maturities of investments
  available-for-sale.............................        12,738        306,083
Proceeds from maturities of investments
  held-to-maturity...............................     1,103,030      1,054,808
Proceeds from sales of investments
  available-for-sale.............................       144,674        465,641
Net decrease in Federal funds sold and
  securities purchased under agreements
  to resell......................................       436,904         34,821
Purchases of premises and equipment..............       (79,398)       (72,239)
Proceeds from sales and paydowns on OREO.........        23,337         26,664
Other............................................         4,784         17,096
                                                   ------------   ------------
     Net Cash Provided by Investing
       Activities................................       470,743        229,792
                                                   ------------   ------------
Financing Activities
--------------------
Net decrease in deposits.........................    (1,349,949)    (1,620,909)
Proceeds from issuance of long-term debt.........       430,952        267,115
Retirement of long-term debt.....................      (360,109)      (130,634)
Net increase in short-term funds
  borrowed.......................................       699,037        314,756
Cash dividends paid..............................      (146,762)      (113,089)
Purchases of treasury stock......................      (287,760)      (157,543)
Other............................................        67,147         17,217
                                                   ------------   ------------
     Net Cash Used in Financing Activities.......      (947,444)    (1,423,087)
                                                   ------------   ------------
     Decrease in Cash and Due from Banks.........       (47,579)      (675,657)
     -----------------------------------
     Cash and due from banks at January 1,.......     2,262,512      2,521,676
                                                   ------------   ------------
     Cash and due from banks at September
       30,.......................................  $  2,214,933   $  1,846,019
                                                   ============   ============

Supplemental Disclosure of Cash Flow
------------------------------------
  Information
  -----------
Cash paid during the period for:
  Interest.......................................  $    547,870   $    374,438
                                                   ============   ============
  Income taxes...................................  $    138,314   $    104,776
                                                   ============   ============
Net cash received on interest rate swaps.........  $     17,768   $     81,020
                                                   ============   ============

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995

NOTE A -- BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

    In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share, in March 1995. CoreStates recorded restructuring credits of $3.0 million, $1.9 million after-tax or $0.01 per share in the second quarter of 1995 and $2.4 million, $1.5 million after-tax or $0.01 per share in the third quarter of 1995, related to gains on the curtailment of future pension benefits associated with employees terminated during the second and third quarters. CoreStates anticipates the recognition of an additional curtailment gain in the fourth quarter of 1995, as more employees reach their work-through dates. By late 1996, the process redesign is expected to generate efficiencies which will reduce expenses by approximately $180 million and revenue enhancements which will net an addition of approximately $30 million to revenues, combining to improve net income at an annual rate of $0.90 per share.

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

NOTE B -- PENDING ACQUISITION

    On October 10, 1995, CoreStates announced a definitive agreement to acquire Meridian Bancorp, Inc. ("Meridian") in a transaction expected to be accounted for under the pooling of interests method of accounting (the "Merger"). For each Meridian common share outstanding, 1.225 shares of CoreStates' common stock will be issued. As a result of this transaction, approximately 81.6 million new shares will be issued. This agreement is subject to, among other conditions, approval by the shareholders of both CoreStates and Meridian and certain regulatory authorities.

    In May 1995, Meridian announced a definitive agreement to acquire United Counties Bancorporation ("United Counties"), a $1.6 billion asset New Jersey bank holding company. For each United Counties common share outstanding, 5.0 shares of Meridian's common stock will be issued. This agreement is also subject to, among other conditions, approval by shareholders and certain regulatory authorities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 1995

NOTE B -- PROPOSED MERGER - CONTINUED


    A summary of selected unaudited historical financial information for Meridian follows:


                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                         -----------------                   ----------------

Operating results:                                       1995         1994                    1995       1994
                                                         ----         ----                    ----       ----
(in millions, except per share amounts)
   Net interest income.........................         $ 156         $ 156                  $ 459      $ 459
   Non-interest income.........................            63            57                    188        171
   Income before cumulative effect of a change
      in accounting principle..................            54            37                    122(a)     118
   Per common share data:
      Income before cumulative effect of a
         change in accounting principle........          0.96          0.63                   2.14(a)    2.03
      Cash dividends declared..................          0.37          0.34                   1.08       1.00
   Average common shares outstanding...........        55.848        57.804                 55.928     57.798


                                                 September 30,
                                                     1995
                                                 -------------
Balance sheet (at period-end):
(in millions, except per share amount)
   Assets...............................           $  14,581
   Loans................................              10,246
   Deposits.............................              11,104
   Common shareholders' equity..........               1,266
   Book value per common share..........               22.65

---------------------
(a) In June 1995, Meridian completed an internal review of its operations and businesses and announced a company-wide plan designed to improve its operating performance and competitive position. As a result of this review, Meridian recorded a restructuring charge in the second quarter of 1995 of $32.0 million ($20.8 million after-tax or $0.37 per share).


A summary of selected unaudited historical financial information for United Counties follows:

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                         -----------------                   ----------------

Operating results:                                       1995         1994                    1995       1994
                                                         ----         ----                    ----       ----
(in millions, except per share amounts)
   Net interest income.........................         $  16         $  17                  $  47      $  50
   Non-interest income.........................             2             2                     16(b)       4
   Income before cumulative effect of a change
      in accounting principle..................             6             6                     26         18
   Per common share data:
      Income before cumulative effect of a
         change in accounting principle........          2.87          2.80                  11.89(b)    8.30
      Cash dividends declared..................          1.85          0.80                   3.45       2.20
   Average common shares outstanding...........         2.146         2.138                  2.145      2.136


                                                 September 30,
                                                     1995
                                                 -------------
Balance sheet (at period-end):
(in millions, except per share amount)
   Assets...............................           $   1,630
   Loans................................                 389
   Deposits.............................               1,303
   Common shareholders' equity..........                 199
   Book value per common share..........               92.68

---------------------
(b) Includes a gain of $12.0 million ($7.6 million after-tax or $3.56 per share) on the exchange of investment securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 1995

NOTE C - LOAN PORTFOLIO

   Loans, net of unearned discounts, at September 30, 1995 and December 31, 1994 consist of the following (in thousands):

                                              September 30,  December 31,
                                                   1995         1994
                                              -------------  ------------
Domestic:
 Commercial, industrial and other:
   Highly leveraged transactions ("HLTs").    $   539,693   $   497,972
   Other..................................      9,141,537     8,190,761
                                              -----------   -----------
    Total commercial, industrial and            9,681,230     8,688,733
     other................................    -----------   -----------
 Real estate:
   Construction and development...........        330,619       331,369
   Residential............................      2,493,735     3,180,227
   Other..................................      2,739,302     2,979,053
                                              -----------   -----------
    Total real estate.....................      5,563,656     6,490,649
                                              -----------   -----------
 Consumer:
   Installment............................      1,396,684     1,386,776
   Credit card............................      1,485,761     1,374,598
                                              -----------   -----------
    Total consumer........................      2,882,445     2,761,374
                                              -----------   -----------
 Financial institutions...................        942,039       668,119
 Factoring receivables....................        555,169       622,380
 Lease financing..........................        742,251       710,338
                                              -----------   -----------
    Total domestic........................     20,366,790    19,941,593
                                              -----------   -----------
Foreign...................................        801,236       584,623
                                              -----------   -----------
    Total loans...........................    $21,168,026   $20,526,216
                                              ===========   ===========


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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued September 30, 1995

NOTE D -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

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

   The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments as of September 30, 1995 and December 31, 1994 (in thousands):

                                          September 30,  December 31,
                                               1995          1994
                                          -------------  ------------
Standby letters of credit, net of
 participations.........................     $  949,577    $1,125,262
Commercial letters of credit............      1,211,765     1,244,164
Commitments to extend credit............      9,332,230     8,223,261
Unused commitments under credit card
 lines..................................      3,865,837     3,579,453
Interest rate futures contracts:
 Commitments to purchase................        659,000     1,043,000
Commitments to purchase foreign and
 U.S. currencies........................      2,608,756     1,816,549
Interest rate swaps, notional principal
 amounts................................      7,868,041     8,234,400
Interest rate caps and floors:
 Written................................        583,986       749,857
 Purchased..............................        900,435     1,150,657
Other derivatives.......................        222,000       295,000

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

   Earnings Review - In the third quarter of 1995, CoreStates Financial Corp ("CoreStates") recorded net income of $133.9 million or $0.96 per share. "Operating earnings" for the third quarter of 1995, which has been defined for purposes of this discussion as net income excluding a restructuring credit, was $132.4 million, or $0.95 per share. This represents a 28.4% increase on a per share basis when compared to third quarter of 1994 operating earnings of $104.2 million, or $0.74 per share. The restructuring credit is discussed below.


   Operating results, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                           Three Months Ended                   Nine Months Ended
                                              September 30,      Percentage       September 30,       Percentage
                                           -------------------    Increase      -----------------      Increase
                                            1995         1994    (Decrease)      1995       1994      (Decrease)
                                          --------     --------  ----------    --------   --------    ----------
Net interest income (taxable equivalent    $  374.7   $  357.1      4.9%       $1,127.0    $1,046.2        7.7%
 basis).................................   ========   ========                 ========    ========
Income before the cumulative effect of a
 change in accounting principle.........   $  133.9   $  104.2     28.5        $  315.3     $ 137.4      129.5
Exclude:
 After-tax restructuring charge (credit)       (1.5)         -                     66.6           -
 After-tax EPS gain.....................          -          -                    (11.8)          -
 After-tax merger-related charges.......          -          -                        -       167.4
                                           --------   --------                 --------    --------
Operating earnings......................   $  132.4   $  104.2     27.1        $  370.1    $  304.8       21.4
                                           ========   ========                 ========    ========

Operating earnings per share............   $   0.95   $   0.74     28.4        $   2.62    $   2.14       22.4
                                           ========   ========                 ========    ========

Return on average equity (a)............      22.94%     18.91%                   21.53%      17.95%
Return on average assets (a)............       1.85       1.50                     1.74        1.47
Net interest margin.....................       5.90       5.91                     5.97        5.78

Average common shares outstanding.......    139.176    141.033                  141.427     142.581

-----------------
(a) Calculated based on "Operating earnings."

   The $28.2 million improvement in operating earnings for the third quarter of 1995, as compared to the third quarter of 1994, was primarily due to a 4.9% increase in taxable equivalent net interest income coupled with a 7.4% decrease in expenses. The net interest margin for the third quarter of 1995 was 5.90% compared to 5.91% for the third quarter of 1994. The increase in the level of taxable equivalent net interest income was primarily related to improved interest rate spreads on deposits and prime-based loans, higher earnings on non-interest bearing funding and loan growth. Also contributing to the improvement in third quarter operating earnings was an $11.4 million, or 8.6% increase in non-interest income and a $19.8 million, or 6.6% decrease in non-financial expenses excluding the restructuring credit. The financial impact of those aspects of the process redesign (see "Process Redesign" beginning on page 13) implemented since March 31, 1995 was to increase third quarter of 1995 operating income by $22.0 million pre-tax, or $0.10 per share after-tax. This impact principally related to expense savings and exceeded original projections by $0.05 per share due to timing.

   Key performance measures, based on operating earnings, continued to improve on already strong ratios. Returns on average equity and assets were 22.94% and 1.85%, respectively, in the third quarter of 1995, compared to 18.91% and 1.50%, respectively, in the third quarter of 1994. Return on average equity was positively affected by the common stock repurchase program (see "Capital Management" beginning on page 27).

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

   For the nine months ended September 30, 1995, CoreStates recorded net income of $315.3 million or $2.23 per share. Operating earnings for the 1995 nine-month period, defined as net income excluding the net restructuring charge and a gain related to changes in an investment in an affiliate joint venture, were $370.1 million, or $2.62 per share. This represents a 22.4% increase on a per share basis when compared to operating earnings of $304.8 million, or $2.14 per share for the 1994 nine-month period. Operating earnings for the 1994 nine-month period exclude after-tax merger-related charges of $167.4 million, or $1.17 per share, and the cumulative effect of a change in accounting principle. The $65.3 million improvement in operating earnings for the first nine months of 1995 was primarily due to an increase in taxable equivalent net interest income. Taxable equivalent net interest income for the 1995 nine-month period increased $80.8 million, or 7.7%, over the 1994 nine-month period.

   RESTRUCTURING CHARGE/CREDIT - In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110.0 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share in March 1995. CoreStates recorded restructuring credits of $3.0 million, $1.9 million after-tax or $0.01 per share in the second quarter of 1995 and $2.4 million, $1.5 million after-tax or $0.01 per share in the third quarter of 1995, related to gains on the curtailment of future pension benefits associated with employees terminated during the second and third quarters. CoreStates anticipates the recognition of an additional curtailment gain in the fourth quarter of 1995, as more employees reach their work-through dates. For a more detailed discussion of the process redesign and related restructuring charge see "Process Redesign" beginning on page 13.

   JOINT VENTURE - In March 1995, Electronic Payment Services, Inc. ("EPS"), an affiliate joint venture formed in 1992 to combine the consumer electronic transaction processing businesses of CoreStates and three partners, admitted a fifth partner and increased the ownership interest of an existing partner. As a direct result of this change in its ownership interest, CoreStates recognized a pre-tax gain of $19.0 million, $11.8 million after-tax or $0.08 per share, in the first quarter of 1995.

   1994 MERGER-RELATED CHARGES - Upon consummation of its acquisition by CoreStates on June 27, 1994, Independence Bancorp, Inc. ("Independence") recorded merger-related charges in the second quarter of 1994 in connection with a change in strategic direction related to problem assets and to conform consumer lending charge-off policies to those of CoreStates, and for expenses directly attributable to the acquisition. These merger-related charges totaled $39.6 million after-tax, or $0.28 per share. On a pre-tax basis, the merger-related charges consisted of a $25.0 million provision for loan losses, a $4.0 million addition to the OREO reserve, and $29.7 million for expenses directly attributable to the acquisition including $5.0 million of severance costs related to approximately 345 employees.

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

   1994 ACCOUNTING CHANGE - During the first quarter of 1994, CoreStates recognized a $3.4 million after-tax, or $0.02 per share, impairment loss on certain mortgage securities as a cumulative effect of a change in accounting principle. The loss was the result of a writedown to fair value of these securities, which were deemed to be impaired. This resulted from the Financial Accounting Standards Board's ("FASB") 1994 interpretation of Statement of Financial Accounting Standards No. 115 ("FAS 115"). The interpretation, reached by a consensus of the FASB Emerging Issues Task Force in March 1994, provides more definitive criteria for recognition of impairment losses on these types of securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

   PROCESS REDESIGN - In order to build upon CoreStates' strong financial condition and sustain previous financial successes, and to accomplish this goal in the competitive financial services environment in which CoreStates operates, management had commenced an intensive review of all aspects of CoreStates' operations and businesses in September 1994. In March 1995, CoreStates completed its review and approved and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. The objectives of the process redesign are: (i) to enhance CoreStates customer focus; (ii) to accelerate the culture change already in progress at CoreStates; and (iii) to improve productivity.

   As a result of the process redesign, CoreStates recorded a $110 million restructuring charge, $70 million after-tax or $0.49 per share, in March 1995. When complete, the process redesign will result in the elimination of 2,800 positions, or 2,600 full-time equivalent employees. The breakdown of the eliminated positions is as follows: (i) 450 positions resulting from a hiring freeze in place from September 1994 to April 1995; (ii) 530 positions resulting from expected attrition during implementation of the process redesign; (iii) 930 employees who have elected to accept an enhanced severance package; and (iv) 890 layoffs. At September 30, 1995, CoreStates had 13,700 full-time equivalent employees which includes reductions for the impact of the hiring freeze and 1,400 employee terminations during the second and third quarters. The components of the restructuring charge and related cash outflow were as follows (in millions):

                                  Restructuring Charge
                                -------------------------
                                              Requiring        Cash
                                                Cash         Outflow
                                  Total        Outflow      To-date (a)
                                ----------  -------------   -----------
Severance costs...............        $ 72            $72          $17
Office reconfiguration costs..          16              7            -
Branch closing costs..........          15              7            1
Outplacement costs............           3              3            2
Miscellaneous.................           4              2            2
                                      ----            ---          ---
   Total......................        $110            $91          $22
                                      ====            ===          ===
-------------------------

(a) CoreStates' liquidity has not been significantly affected by these cash outflows.

   CoreStates believes that the restructuring charges recorded through September 30, 1995 will be sufficient to absorb the remaining restructuring related costs.

   The severance charge relates to the separation package which will be paid to those employees who have elected to accept that package and to those employees laid off. Cash payments under separation packages commenced in April 1995 and will continue for varying terms. No lump sum severance payments will be made. The office reconfiguration charge relates to the costs of asset writeoffs and lease buyouts that will be incurred principally in the process of streamlining and consolidating center city Philadelphia operations. This streamlining and consolidating process will occur over the 18-month period which began in April 1995. The branch closing charge relates to the costs of asset writeoffs and lease buyouts that will be incurred in the process of consolidating and closing 37 branch offices.

   CoreStates recorded restructuring credits of $3.0 million, $1.9 million after-tax or $0.01 per share in the second quarter of 1995 and $2.4 million, $1.5 million after-tax or $0.01 per share in the third quarter of 1995, related to gains on the curtailment of future pension benefits associated with the 1,400 employees terminated during the second and third quarters. CoreStates anticipates the recognition of an additional curtailment gain in the fourth quarter of 1995, as more employees reach their work-through dates.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

   Future cash outflows to be incurred in implementing the process redesign plan, which were not included in the restructuring charge, will include approximately $25 million for capital expenditures and approximately $16 million in operating expenses. Since April 1995, the amount of incremental operating expenses that were incurred related to the process redesign were approximately $4 million.

   The principal themes of the process redesign plan are as follows:

   . Redefine the organizational structure around customers, customer segments and markets, not products;
   .  Streamline and consolidate functions and processes;
   . Vacate 1.2 million square feet of occupied space in 45 buildings, including the 37 branches;
   . Use technology to automate services and processes; and . Employ tiered pricing strategies and streamline product pricing.

   Implementation of the process redesign plan will occur over the 18-month period which began in April 1995. By late 1996, the process redesign is expected to generate cost efficiencies which will reduce expenses by $180 million and revenue enhancements which will net an addition of $30 million, combining to improve CoreStates' net income at an annual rate of $0.90 per share. The process redesign was originally expected to have a positive impact on net income of approximately $0.16 per share in 1995 (excluding the restructuring charge and subsequent credits) and $0.72 per share in 1996. Due to timing, the impact of the process redesign on 1995 net income is expected to exceed $0.16 per share. For the third quarter of 1995, the impact of the process redesign on net income (excluding the restructuring credit) was approximately $0.10 per share. This impact principally related to expense savings and exceeded original projections for the third quarter by $0.05 per share. The impact on net income for the nine months ended September 30, 1995 (excluding the net restructuring charge) was approximately $0.13 per share, $0.06 per share above original projections. The favorable variances to original projections are principally due to personnel savings, and mostly due to timing. CoreStates does not anticipate exceeding the annual run rate of $0.90 per share. A breakdown of expected expense reductions is as follows: personnel related -$98 million; professional and outside services - 20 million; occupancy - $18 million; office supplies - $9 million; telecommunications - $5 million; travel and entertainment - $5 million; furnishings - $4 million; and all other -$21 million. As with any earnings estimates, there are factors beyond CoreStates' control that could influence the actual results for 1995-1996, such as changes in economic conditions. As a result, the actual results could differ materially from these estimates.

   PENDING ACQUISITION - On October 10, 1995, CoreStates and Meridian Bancorp, Inc. ("Meridian") announced a definitive agreement to merge. Meridian is a Pennsylvania bank holding company with approximately $14.6 billion in assets and $11.1 billion in deposits. Assuming approval by shareholders of both companies and regulators, the transaction is expected to close in the second quarter of 1996. Based on closing share prices of October 9, 1995, the transaction would be valued at approximately $3.2 billion. The deal is structured as an acquisition of Meridian by CoreStates which will be accounted for under the pooling of interests method of accounting. This in-market acquisition is expected to achieve annual pre-tax operating efficiencies of approximately $186.0 million and is expected to add to earnings per share in 1997.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
---------------------

   The following tables present the performance results of CoreStates' four core business segments: Wholesale Banking; Consumer Financial Services; Trust and Investment Management; and Electronic Payment Services, Inc. ("EPS"), an affiliate, for the three and nine-month periods ended September 30, 1995 and 1994. Each segment is comprised of well defined business lines with market or product-specific missions.

THREE MONTHS ENDED SEPTEMBER 30,
($ in millions, taxable equivalent basis)

                                                            Consumer                  Trust and
                                 Wholesale                  Financial                Investment
                                  Banking                   Services                 Management
                             -------------------      --------------------      --------------------
                               1995        1994         1995        1994         1995         1994
                             -------     -------      -------      -------      -------      -------

Net interest income........  $ 168.4     $ 165.3      $ 184.7      $170.4       $   7.3     $   7.5
Provision for loan losses..     14.0        10.6         13.2        14.1           0.3         0.3
Non-interest income........     56.1        54.7         44.7        39.9          23.6        23.1
Non-financial expenses.....    102.7       112.8        134.7       146.5          24.2        28.2
                             -------     -------      -------      ------       -------     -------
Income before income taxes.    107.8        96.6         81.5        49.7           6.4         2.1
Income tax expense.........     36.0        38.3         29.4        19.7           2.4         0.9
                             -------     -------      -------      ------       -------     -------
Net income.................  $  71.8     $  58.3      $  52.1      $ 30.0       $   4.0     $   1.2
                             =======     =======      =======      ======       =======     =======

Return on assets...........     1.72%       1.50%        2.65%       1.66%         2.33%       0.68%
Return on equity (a).......    29.37       26.93        58.56       33.81         63.48       17.00
Average assets.............  $16,548     $15,430      $ 7,813      $7,180       $   681     $   705
Average equity (a).........      970         859          353         352            25          28

                                  EPS, Inc.
                                  Affiliate                Corporate                   Total
                             -------------------      --------------------      --------------------
                               1995        1994         1995        1994         1995         1994
                             -------     -------      -------      -------      -------      -------

Net interest income........  $  (1.5)   $  (1.5)      $  15.8      $ 15.4       $ 374.7      $ 357.1
Provision for loan losses..        -          -             -           -          27.5         25.0
Non-interest income........      7.6        8.0          12.7         7.6         144.7        133.3
Non-financial expenses.....        -          -          14.6(b)     10.9         276.2        298.4
                             -------    -------       -------      ------       -------      -------
Income before income taxes.      6.1        6.5          13.9        12.1         215.7        167.0
Income tax expense.........      2.1        2.3          11.9         1.6          81.8         62.8
                             -------    -------       -------      ------       -------      -------
Net income (loss)..........  $   4.0    $   4.2       $   2.0      $ 10.5       $ 133.9      $ 104.2
                             =======    =======       =======      ======       =======      =======

Return on assets...........    19.84%     20.83%         0.24%       1.02%         1.87%        1.50%
Return on equity (a).......   396.74     416.58          0.85        4.42         23.20        18.91
Average assets.............  $    80    $    80       $ 3,334      $4,087       $28,456      $27,482
Average equity (a).........        4          4           938         943         2,290        2,186

-------------------
(a) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets.
(b) Includes a restructuring credit of $2.4 million pre-tax, $1.5 million after-tax or $0.01 per share.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS -- continued
---------------------

NINE MONTHS ENDED SEPTEMBER 30,
($ in millions, taxable equivalent basis)

                                                                         Consumer                      Trust and
                                            Wholesale                    Financial                     Investment
                                             Banking                     Services                      Management
                                      -----------------------     ----------------------        ---------------------
                                       1995             1994       1995           1994            1995        1994
                                      -------         -------     -------        -------        --------     --------
Net interest income..........         $ 493.8         $ 472.4     $ 556.3        $ 498.7        $   21.3     $   22.5
Provision for loan losses....            35.4            34.1        41.3           42.0             0.8          0.8
Non-interest income..........           173.4           167.5       128.8          129.7            72.8         72.9
Non-financial expenses.......           329.9           346.0       430.3          443.8            76.9         84.1
                                      -------         -------     -------        -------        --------     --------
Income before income taxes...           301.9           259.8       213.5          142.6            16.4         10.5
Income tax expense...........           112.8           102.3        78.5           55.7             6.1          4.0
                                      -------         -------     -------        -------        --------     --------
Net income...................         $ 189.1         $ 157.5     $ 135.0        $  86.9        $   10.3     $    6.5
                                      =======         =======     =======        =======        ========     ========

Return on assets.............            1.57%           1.37%       2.26%          1.56%           2.00%        1.25%
Return on equity (a).........           27.01           25.01       50.56          32.01           52.97        31.04
Average assets...............         $16,092         $15,371     $ 7,975        $ 7,449        $    689     $    698
Average equity (a)...........             936             842         357            363              26           28


                                               EPS, Inc.
                                               Affiliate                 Corporate                    Total
                                      ------------------------     ---------------------        ---------------------
                                       1995             1994         1995        1994(d)          1995         1994
                                      -------          -------     -------     ---------        --------     --------
Net interest income..........         $  (4.0)        $  (4.4)    $  59.6        $  57.0        $1,127.0     $1,046.2
Provision for loan losses....               -               -           -          145.0            77.5        221.9
Non-interest income..........            42.4(b)         23.7        34.8           27.5           452.2        421.3
Non-financial expenses.......               -               -       153.1(c)       137.0           990.2      1,010.9
                                      -------         -------   ---------        -------        --------     --------
Income (loss) before
 income taxes................            38.4            19.3       (58.7)        (197.5)          511.5        234.7
Income tax expense (benefit).            14.5             6.8       (15.7)         (71.4)          196.2         97.4
                                      -------         -------     -------        -------        --------     --------
Net income (loss)............         $  23.9         $  12.5     $ (43.0)       $(126.1)       $  315.3     $  137.3(e)
                                      =======         =======     =======        =======        ========     ========

Return on assets.............           42.05%          21.99%      (1.62)%        (4.11)%          1.49%        0.66%
Return on equity (a).........          798.86          417.81       (5.90)        (16.32)          18.34         8.09
Average assets...............         $    76         $    76     $ 3,551        $ 4,104        $ 28,383     $ 27,698
Average equity (a)...........               4               4         975          1,033           2,298        2,270
-------------------

(a) Equity is allocated to business lines in the four core business segments by applying a factor of 5.0% against average risk-weighted assets and adding intangible assets.
(b) Includes a gain of $19.0 million pre-tax, $11.8 million after-tax or $0.08 per share, related to changes in the investment in the EPS affiliate joint venture.
(c) Includes a net restructuring charge of $104.6 million pre-tax, $66.6 million after-tax or $0.47 per share, related to a corporate-wide process redesign.
(d) Includes after-tax merger-related charges of $127.8 million or $0.89 per share recorded in the first quarter of 1994 for the Constellation acquisition and $39.6 million or $0.28 per share recorded in the second quarter of 1994 for the Independence acquisition.
(e) Reflects income before cumulative effect of a change in accounting principle.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------

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

WHOLESALE BANKING is organized into six business lines: Corporate Middle Market, Corporate and Institutional Banking, Investment Banking, Cash Management, International Banking, and Specialized Banking. Wholesale Banking continued its strong performance in 1995 as net income increased $13.5 million or 23.2% above third quarter 1994, and $31.6 million or 20.1% above prior year-to-date. This increase was due to growth in net interest income, and non-interest income, and declines in non-financial expenses. Net interest income was $3.1 million or 1.9% above third quarter 1994, and $21.4 million or 4.5% above prior year, largely due to higher loan volumes, lower levels of non-performing loans, and higher loan fees. Average loan outstandings increased 8.9% from the third quarter 1994, and 6.5% above prior year-to-date. Average non-performing loans declined 32.5% from third quarter 1994 and 40.1% below September year-to-date 1994. Non-interest revenue increased $1.4 million or 2.6% above prior year, and $5.9 million or 3.5% above 1994 year-to-date due to growth in international service fees and securities gains. Non-financial expenses declined $10.1 million or 9.0% from the third quarter 1994, and $16.1 million or 4.7% from prior year-to-date largely due to expense reductions related to the impact of BEST.

CONSUMER FINANCIAL SERVICES includes the following business lines: Community Banking, Specialty Products and Mortgage Banking. Specialty Products ("SPG") includes Credit Card, Student Lending and CardLinx. Results for 1995 include the acquisition of Germantown Savings Bank ("GSB"). Since the GSB transaction was accounted for under the purchase method, restatement of 1994 was not required.

Net income for the third quarter of 1995 was $52.1 million which was $22.1 million or 73.7% over the third quarter of 1994. Net income for the nine months ended September 30, 1995 was $135.0 million or $48.1 million (55.4%) over the same period in 1994.

Net interest income for the quarter grew by $14.3 million or 8.4% when compared to prior year, which includes $8.6 million of net interest income for GSB. The SPG net interest income grew by $4.6 million driven by a 16.0% increase in credit card outstandings which equated to $5.1 million. Net interest income in the Community Banking Line, excluding GSB, increased slightly by $0.5 million. Favorable deposit spreads, up 20 basis points, generated a $6.9 million increase in net interest income, which was partially offset by narrowing loan spreads, down 23 basis points or $2.8 million, and a $387 million decrease in deposits equating to a $2.7 million decline in net interest income. On a year-to-date basis the net interest income increased by $57.6 million, which includes $28.6 million of net interest income for GSB. The increase was primarily a result of favorable deposit spreads and increased credit card outstandings contributing $38.2 million and $14.7 million, respectively. These were partially offset by narrowing loan spreads resulting in a net interest income impact of $10.3 million, and declining deposit and loan volumes contributing $7.6 million and $1.9 million, respectively, to the decline.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------

Non-interest income for the quarter increased by $4.8 million, which includes $1.2 million of non-interest income for GSB. Income generated from Home Equity loan securitization transactions for the third quarter increased by $1.6 million. This increase was partially offset by declines in revenue from third party sales of annuities and mutual funds due, in part, to customer shifts from these products to certificates of deposits as rates became more attractive in the latter half of 1994. Year-to-date non-interest income decreased by $0.9 million. Mortgage income declined by $4.8 million primarily the result of the Constellation portfolio which was sold in 1994. In addition, in March 1994, Community Banking sold its Marine portfolio at a one-time gain of $1.5 million. Securitization income for the nine-month period rose by $3.3 million. GSB non-interest income was $3.0 million.

Non-financial expenses for the quarter were $134.7 million, including $8.7 million of operating and amortization expenses added by GSB. Non-financial expenses for the quarter decreased by $18.8 million, or 8.1%, when compared to 1994. The decline occurred in Community Banking where expenses were down $20.3 million. Ideas implemented related to the company-wide process redesign program ("BEST") generated savings of $10.9 million. Additional savings have resulted from heightened expense controls, a reduction in FDIC premiums from $.23 to $.04 per $100 of deposits and continued synergies from merger related activities. Year-to-date non-financial expenses were $430.3 million, including $28.2 million of operating and amortization expenses added by GSB. Compared to prior year, expenses have declined by $13.5 million or 3.0%. Community Banking expenses were down $42.3 million including $14.5 million related to BEST generated savings as well as the FDIC premium reduction and merger related synergies.

TRUST AND INVESTMENT MANAGEMENT is organized into four business lines:
Institutional Trust, Personal Trust, Private Banking, and Investment Management. In the third quarter, net income of $4.0 million was up $2.8 million over 1994 levels. Year-to-date net income of $10.3 million was $3.8 million above the earnings reported for the same period in 1994. For the third quarter net interest income declined by $200 thousand or 2.7% due to lower demand balances in most business lines, particularly in Personal Trust. Year-to-date net interest income declined by $1.2 million or 5.3% due primarily to lower demand balances in Institutional Custody and shortfalls in Corporate Trust balances resulting from higher levels of refinancings in 1994. Non-interest income increased by $500 thousand or 2.2% from the third quarter of 1994 principally due to new business in Institutional Custody, which was partially offset by lower non-recurring fees in Personal Trust. Year-to-date the $100 thousand decrease in non-interest income is primarily due to customer attrition in Employee Benefits and lower non-recurring fees in Personal Trust. New business and fee growth in Institutional Custody partially offsets these shortfalls. Expenses for the quarter were $4.0 million or 14.2% below 1994, more than offsetting the shortfall in revenues and creating the favorable net income variance. Year-to-date expenses were $7.2 million or 8.6% below 1994 levels. Favorable expense variances for both the quarter and year-to-date are primarily due to the impact of BEST.

In October 1995, CoreStates sold its Corporate Trust business for a pre-tax gain of approximately $7 million, which will be included in results for the fourth quarter of 1995.

ELECTRONIC PAYMENT SERVICES, INC. ("EPS") was formed on December 4, 1992 through a separate contribution of the consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Bank Corp and KeyCorp (formerly Society Corporation). EPS is one of the nation's leading providers of ATM and POS processing services. CoreStates received cash, preferred stock and common stock for the contribution of its MAC ATM network and BUYPASS POS businesses. CoreStates' ownership at formation was 31%.


In December 1993, CoreStates and EPS mutually agreed to enter into a recapitalization of EPS involving the EPS preferred stock held by CoreStates. In exchange for substantially all of the preferred stock, CoreStates received from EPS a ten-year note providing for equal quarterly principal payments over the life of the note. The recapitalization did not affect the amount of the deferred gain generated in the 1992 contribution of the business lines to EPS, but changed the timing of the recognition of that $138 million deferred gain from a five-year period beginning in 1996 to a ten-year period which began in 1994.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------

Net income of $4.0 million for the third quarter of 1995 includes $7.6 million in non-interest income, partly offset by interest carrying charges on the net investment in EPS. Non-interest income components include CoreStates' equity ownership interest in EPS' net income, recognition of the deferred gain, and interest income on the promissory note. Net income for the third quarter 1994 totalled $4.2 million.

Net income of $23.9 million for nine months ended September 30, 1995 includes a $19.0 million gain, $11.8 million after-tax, associated with the addition of National City Corp as a partner in EPS and the buy-up by KeyCorp to an equal partner in EPS. Both transactions closed on March 27, 1995. These transactions decreased CoreStates' share of ownership from 31% to 20%. The 1995 results also include $22.6 million of non-interest income from CoreStates' equity interest in EPS' net income, deferred gain recognition, and promissory note interest income, partly offset by interest carrying charges on the net investment in EPS. Net income for the first nine months of 1994 totalled $12.5 million

NET INTEREST INCOME
-------------------

   The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a taxable equivalent basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the third quarter of 1995 was $374.7 million, an increase of $17.6 million, or 4.9%, from the third quarter of 1994. The net interest margin was 5.90% for the third quarter of 1995, compared to 5.91% for the third quarter of 1994. The increase in net interest income was primarily driven by improved spreads on deposits and prime-based loans and higher earnings on non-interest bearing funding. In addition, net interest income and the net interest margin benefited from growth in loans particularly at Congress Financial Corp, CoreStates' commercial finance subsidiary, and credit card outstandings. Average loans for the third quarter of 1995 were $20.9 billion, an increase of $1.4 billion or 7.4% over the third quarter of 1994. The strength of CoreStates' net interest income and net interest margin stems from the combination of wide spreads on both loans and deposits and a balance sheet which has a relatively high portion of loans and a large base of non-interest bearing funding principally generated by our processing and cash management businesses.

   Compared to the second quarter of 1995, taxable equivalent net interest income for the third quarter of 1995 decreased $8.3 million, or 2.2%. The decline in third quarter interest income, as compared to the second quarter of 1995, principally reflected the impact of narrower spreads on loans and deposits, and a $163 million decline in average interest bearing deposits, partially offset by the impact of one additional day in the third quarter.

   Taxable equivalent net interest income for the nine months ended September 30, 1995 increased $80.8 million, or 7.7%, and the net interest margin increased 19 basis points to 5.97%, as compared to the 1994 nine-month period. The increases were primarily due to improved interest spreads on deposits and prime-based loans, higher earnings on non-interest bearing funding and loan growth.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------

   The following table compares taxable equivalent net interest income for the three months ended September 30, 1995 versus the third quarter of 1994 and the second quarter of 1995, and for the nine months ended September 30, 1995 versus the 1994 nine-month period, respectively (in millions):

Taxable Equivalent Net Interest Income
--------------------------------------

                                                   Three Months Ended                  Increase (decrease)
                                          -------------------------------------  -------------------------------
                                           Sept 30,     Sept 30,      June 30,     Sept 1995/       Sept 1995/
                                             1995         1994          1995       Sept 1994        June 1995
                                          -----------  -----------  -----------  ---------------  --------------
Total interest income...................    $  566.4     $  488.4       $576.6            $78.0          $(10.2)
Tax equivalent adjustment...............         4.3          5.0          4.4             (0.7)           (0.1)
                                            --------     --------       ------            -----          ------
Tax equivalent interest income..........       570.7        493.4        581.0             77.3           (10.3)
Total interest expense..................       196.0        136.3        198.0             59.7            (2.0)
                                            --------     --------       ------            -----          ------
Taxable equivalent net
 interest income........................    $  374.7     $  357.1       $383.0            $17.6          $ (8.3)
                                            ========     ========       ======            =====          ======

Interest rate spread....................        4.84%        5.12%        5.04%
                                                ====         ====         ====
Net interest margin.....................        5.90%        5.91%        6.10%
                                                ====         ====         ====

                                                  Nine Months Ended
                                          ------------------------------------
                                           Sept 30,     Sept 30,    Increase/
                                            1995          1994      (decrease)
                                          --------     --------     ----------

Total interest income...................    $1,693.9     $1,411.6       $282.3
Tax equivalent adjustment...............        13.2         16.0         (2.8)
                                            --------     --------       ------
Tax equivalent interest income..........     1,707.1      1,427.6        279.5
Total interest expense..................       580.1        381.4        198.7
                                            --------     --------       ------
Taxable equivalent net
 interest income........................    $1,127.0     $1,046.2       $ 80.8
                                            ========     ========       ======

Interest rate spread....................        4.93%        5.01%
                                                ====         ====
Net interest margin.....................        5.97%        5.78%
                                                ====         ====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------

   The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

                                  Increase (decrease) in interest                Increase (decrease) in interest
                              ---------------------------------------------  ---------------------------------------------
                                           Three Months Ended                             Three Months Ended
                                     September 30, 1995/1994                      September 30, 1995/June 30, 1995
                              ---------------------------------------------  ---------------------------------------------
                                                Change attributable to                         Change attributable to
                               Income/         ----------------------------   Income/         ----------------------------
                               expense            Volume         Rate         expense            Volume         Rate
                              ---------------  -------------  -------------  ---------------  -------------  -------------
Interest earning assets
-----------------------
Time deposits-Eurodollars...           $ 9.1          $ 2.7           $ 6.4          $ (5.3)         $(2.8)        $ (2.5)
Investment securities.......            (4.8)          (7.9)            3.1            (5.2)          (2.5)          (2.7)
Federal funds sold..........             3.1            2.9             0.2             2.9            2.6            0.3
Trading account securities..               -              -               -               -              -              -
Loans:
 -  Domestic................            63.0           30.1            32.9            (4.5)           3.8           (8.3)
 -  Foreign.................             6.9            2.9             4.0             1.8            2.0           (0.2)
                                       -----          -----           -----          ------          -----         ------
      Total interest income.            77.3           30.7            46.6           (10.3)           3.1          (13.4)
                                       -----          -----           -----          ------          -----         ------

Interest bearing funds
----------------------------
Deposits:
 Domestic...................            42.7           11.0            31.7            (0.7)          (1.0)           0.3
 Overseas...................             2.7            1.5             1.2            (1.3)           0.1           (1.4)
Funds borrowed:
 Federal funds purchased....            (0.7)          (2.6)            1.9            (0.7)          (0.5)          (0.2)
 Other......................             7.6            2.7             4.9             0.8            1.0           (0.2)
Long-term debt..............             7.4            3.3             4.1            (0.1)           0.8           (0.9)
                                       -----          -----           -----          ------          -----         ------
 Total interest expense.....            59.7           15.9            43.8            (2.0)           0.4           (2.4)
                                       -----          -----           -----          ------          -----         ------
Net interest income.........           $17.6          $14.8           $ 2.8          $ (8.3)         $ 2.7         $(11.0)
-------------------                    =====          =====           =====          ======          =====         ======

------------
- Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.
- Non-performing loans are included in interest earning assets.
- The changes in interest expense on domestic time deposits attributable to volume and rates are adjusted by specific reserves as average balances are reduced by such reserves for purposes of rate calculations.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------

                                   Increase (decrease) in interest
                              ------------------------------------------
                                          Nine Months Ended
                                       September 30, 1995/1994
                              ------------------------------------------
                                                Change attributable to
                                Income/       --------------------------
                                expense          Volume       Rate
                              --------------  ------------  ------------
Interest earning assets
-----------------------
Time deposits-Eurodollars...         $ 44.8         $ 4.4        $ 40.4
Investment securities.......          (10.2)         (8.0)         (2.2)
Federal funds sold..........            2.9           0.3           2.6
Trading account securities..              -             -             -
Loans:
 -  Domestic................          224.7          24.2         200.5
 -  Foreign.................           17.3           2.1          15.2
                                     ------         -----        ------
   Total interest income....          279.5          23.0         256.5
                                     ------         -----        ------

Interest bearing funds
----------------------
Deposits:
 Domestic...................          130.1          11.2         118.9
 Overseas...................           12.0           1.6          10.4
Funds borrowed:
 Federal funds purchased....            5.4          (1.9)          7.3
 Other......................           19.2           1.9          17.3
Long-term debt..............           32.0           2.6          29.4
                                     ------         -----        ------
 Total interest expense.....          198.7          15.4         183.3
                                     ------         -----        ------

Net interest income.........         $ 80.8         $ 7.6        $ 73.2
-------------------                  ======         =====        ======

--------------------------------
- Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.
- Non-performing loans are included in interest earning assets.
- The changes in interest expense on domestic time deposits attributable to volume and rates are adjusted by specific reserves as average balances are reduced by such reserves for purposes of rate calculations.


  The effect of cash basis and other non-performing loans on interest income and net interest income for the three and nine-month periods ended September 30, 1995 and 1994 was as follows (in millions):

                                             Three             Nine
                                          Months Ended      Months Ended
                                          September 30,     September 30,
                                          -------------    ---------------
                                          1995     1994     1995      1994
                                          ----     ----    -----     -----
Interest income due on non-performing
 loans in accordance with their original
 terms................................... $4.7    $ 6.4    $15.5     $20.3
Interest income on non-performing loans
 reflected in total interest income......  3.3      7.4      9.3      17.5
                                          ----    -----    -----     -----
Net reduction (increase) in interest      $1.4    $(1.0)   $ 6.2     $ 2.8
 income.................................  ====    =====    =====     =====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

   The provision for loan losses for the third quarter of 1995 was $27.5 million, up $2.5 million from the provisions recorded in the prior year third quarter and the 1995 second quarter. The increase in the provision for the third quarter of 1995 was made in response to loan growth and higher charge-offs on credit card outstandings. The provision for loan losses for the nine months ended September 30, 1995 was $77.5 million, a $0.6 million increase over the provision recorded in the prior year nine-month period (excluding $145.0 million of combined merger-related provisions recorded in the 1994 nine-month period). In the second quarter of 1994 Independence recorded a $25.0 million provision for loan losses and in the first quarter of 1994 Constellation recorded a $120.0 million provision for loan losses, both in connection with a change in strategy related to problem assets, and to conform their consumer lending charge-off policies to those of CoreStates.

   Net loan charge-offs for the 1994 nine-month period included $103.1 million of net charge-offs in the second quarter related to problem assets acquired with Constellation. The Constellation charge-offs related to actions taken in connection with the change in strategic direction including a bulk sale of $62 million of real estate loans.

   The following table presents an analysis of changes in the allowance for loan losses for the three and nine-month periods ended September 30, 1995 and 1994 (in millions):

                                                  Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                ----------------------  ------------------------
                                                   1995         1994        1995          1994
                                                ----------  ----------- -----------   ----------
Balance at beginning of period..............       $497.4      $475.3      $ 500.6     $ 450.8
Provision charged to expense................         27.5        25.0         77.5       221.9(a)
Loan charge-offs............................        (40.7)      (39.4)      (130.5)     (241.5)
Recoveries of loans previously charged off..         17.2        17.0         53.8        46.7
                                                   ------      ------      -------     -------
  Net loan charge-offs......................        (23.5)      (22.4)       (76.7)     (194.8)
                                                   ------      ------      -------     -------
Balance at end of period....................       $501.4      $477.9      $ 501.4     $ 477.9
                                                   ======      ======      =======     =======
Ratios:
Net charge-offs (annualized) as a
  percentage of average total loans.........         0.45%       0.46%        0.49%       1.33%
Allowance for loan losses as a percentage
  of loans at end of period.................         2.37        2.42
Allowance for loan losses as a percentage
  of non-performing loans...................        300.5       171.6

--------------
(a) Includes merger-related provisions of $120.0 million related to the first quarter of 1994 Constellation acquisition and $25.0 million related to the third quarter of 1994 Independence acquisition.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES - continued
---------------------------------------

   The following tables reflect the distribution of net loan charge-offs by loan type for the three and nine-month periods ended September 30, 1995 and 1994 (in millions):

                                                   Three Months Ended                  Three Months Ended
                                                   September 30, 1995                  September 30, 1994
                                           ----------------------------------  -----------------------------------
                                                                      % of                                % of
                                                          % of       Total                     % of      Total
                                               Net       Average       Net         Net       Average      Net
                                             Charge-      Loan       Charge-     Charge-      Loan       Charge-
                                              offs       Type (a)     offs        offs       Type (a)     offs
                                           -----------  ---------  ----------  ------------  --------  -----------
Domestic:
  Commercial, industrial and other.....       $ 1.1          -         4.7%     $  5.2         0.2%        23.2%
  Real estate:
    Construction and development loans.           -          -           -         2.2         2.7          9.8
    Other..............................         3.7        0.3%       15.8         6.8         0.5         30.4
  Consumer:
    Credit Card........................        14.5        4.1        61.7         7.7         2.4         34.4
    Installment........................         2.1        0.7         8.9         0.5         0.2          2.2
  Other (b)............................         2.4        0.6        10.2           -           -            -
                                              -----                  -----      ------                    -----
    Total domestic.....................        23.8        0.5       101.3        22.4         0.5        100.0
                                              -----                  -----      ------                    -----
Foreign................................        (0.3)      (0.1)       (1.3)          -           -            -
                                              -----                  -----      ------                    -----
    Total net charge-offs..............       $23.5        0.5%      100.0%     $ 22.4         0.5%       100.0%
                                              =====       ====       =====      ======         ===        =====

                                                   Nine Months Ended                   Nine Months Ended
                                                   September 30, 1995                  September 30, 1994
                                           ----------------------------------  -----------------------------------
                                                                      % of                                % of
                                                          % of       Total                     % of      Total
                                               Net       Average       Net         Net       Average      Net
                                             Charge-      Loan       Charge-     Charge-      Loan       Charge-
                                              offs       Type (a)     offs        offs       Type (a)     offs
                                           -----------  ---------  ----------  ------------  --------  -----------
Domestic:
  Commercial, industrial and other.....       $ 8.6        0.1%       11.2%     $ 71.9         1.1%        36.9%
  Real estate:
    Construction and development loans.         0.7        0.3         0.9         6.1         2.4          3.1
    Other..............................        24.2        0.6        31.6        90.2         2.0         46.3
  Consumer:
    Credit Card........................        37.6        3.6        49.0        20.9         2.3         10.7
    Installment........................         3.6        0.4         4.7         5.5         0.6          2.9
  Other (b)............................         2.3        0.2         3.0         0.2           -          0.1
                                              -----                  -----      ------                    -----
    Total domestic.....................        77.0        0.5       100.4       194.8         1.4        100.0
                                              -----                  -----      ------                    -----
Foreign................................        (0.3)      (0.1)       (0.4)          -           -            -
                                              -----                  -----      ------                    -----
    Total net charge-offs..............       $76.7        0.5%      100.0%     $194.8(c)      1.3%       100.0%
                                              =====        ===       =====      ======         ===        =====

----------------------------
(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.
(c) Reflects net loan charge-offs of $103.1 million recorded in the second quarter of 1994 related to problem assets acquired with Constellation.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
------------------------------------------------

   Total non-performing assets at September 30, 1995 decreased $103.1 million, or 33.2%, from December 31, 1994. The decrease in non-performing assets from December 31, 1994 was divided between the non-performing commercial loan portfolio, which decreased $41.0 million or 47.0%, and the non-performing real estate portfolio, which declined by $52.7 million or 27.2%. Most of the decline from December 31, 1994 occurred during the second quarter of 1995 as credit quality continued to improve and a single non-performing credit of approximately $26.7 million was paid off.

  The following table summarizes non-performing assets at September 30, 1995 and December 31, 1994 (in millions):

                                     September 30,  December 31,
                                         1995          1994
                                     -------------  ------------
Non-accrual loans...............        $165.3        $244.6
Renegotiated loans..............           1.6           1.6
                                        ------        ------
  Total non-performing loans....         166.9         246.2
Other real estate owned (OREO)..          40.9          64.7
                                        ------        ------
  Total non-performing assets...        $207.8        $310.9
                                        ======        ======

   The following table reflects the distribution of non-performing assets by loan type at September 30, 1995 and December 31, 1994 (in millions):

                                             September 30, 1995      December 31, 1994
                                          -----------------------  ----------------------
                                                          % of                     % of
                                             Non-         Loan         Non-        Loan
                                           performing     Type      performing     Type
                                          -----------  ----------  -------------  -------
Domestic:
 Commercial, industrial and other:
  HLTs..................................    $  1.1         0.2%        $  3.0      0.6%
  Other.................................      45.1         0.5           84.2      1.0
                                            ------                     ------
   Total commercial, industrial and           46.2         0.5           87.2      1.0
    other...............................    ------                     ------
 Real estate:
  Construction and development..........      11.5         3.5           10.7      3.2
  Other loans...........................      88.5         1.7          118.2      1.9
  Other real estate owned...............      40.9                       64.7
                                            ------                     ------
   Total real estate....................     140.9         1.8          193.6      2.0
                                            ------                     ------
 Consumer...............................       1.0           -            0.7        -
                                            ------                     ------
 Other domestic loans (a)...............      19.5         1.2           29.2      2.1
                                            ------                     ------
  Total domestic non-performing assets..     207.6         1.0          310.7      1.6
                                            ------                     ------
Foreign loans...........................       0.2           -            0.2        -
                                            ------                     ------
  Total non-performing assets (b).......    $207.8         1.0%        $310.9      1.5%
                                            ======         ===         ======      ===
  % Total assets........................       0.7%                       1.1%
                                               ===                        ===

-----------------
(a) Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $53 million and $53 million at September 30, 1995 and December 31, 1994, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - continued
------------------------------------------------

The following table summarizes the components of the change in non-performing assets for 1995 (in millions):

                                                         Quarter
                                             -----------------------------          Nine
                                             First      Second        Third        Months
                                             -----      ------        -----        ------
Beginning balance.......................      $311        $299         $243        $ 311
Additions...............................        54          35           42          131
Return to accrual.......................        (3)         (2)          (5)         (10)
Payments................................       (38)        (74)         (54)        (166)
Charge-offs.............................       (25)        (15)         (18)         (58)
                                              ----        ----         ----        -----
 Net change.............................       (12)        (56)         (35)        (103)
                                              ----        ----         ----        -----
Ending balance..........................      $299        $243         $208        $ 208
                                              ====        ====         ====        =====

NON-INTEREST INCOME
-------------------
(in millions)

                                                                                                  Percentage
                                             Three Months Ended       Nine Months Ended       Increase (decrease)
                                               September 30,             September 30,        ------------------
                                             ------------------       ------------------       Three        Nine
                                              1995        1994         1995        1994        Months      Months
                                             ------      ------       ------      ------       ------      ------
Basic banking transactional services (a)     $107.5      $106.1       $320.3      $316.2         1.3%        1.3%
Income from investment in EPS, Inc......        7.6         8.1         22.6        23.8        (6.2)       (5.0)
Investment securities gains.............        0.5         4.2          8.5        14.1
Other non-interest income...............       29.1        14.9         81.8        67.2        95.3        21.7
                                             ------      ------       ------      ------
Non-interest income before significant
 and unusual items......................      144.7       133.3        433.2       421.3         8.6         2.8
Significant and unusual items...........          -           -         19.0(b)        -
                                             ------      ------   ----------      ------
Total non-interest income...............     $144.7      $133.3       $452.2      $421.3         8.6%        7.3%
                                             ======      ======       ======      ======         ===         ===

--------------------------
(a) Comprised of debit and credit card fees, service charges on deposit accounts, trust income, and fees for international services.
(b) Reflects the $19.0 million pre-tax gain related to the changes in the investment in the EPS, Inc. affiliate joint venture.

   Non-interest income for the third quarter of 1995 increased 8.6% from the third quarter of 1994, reflecting an increase in third-party processing fees and modest growth in revenues in CoreStates' basic banking transaction businesses, as a $2.0 million, or 9.3%, increase in fees for international services was partially offset by declines of $0.5 million, or 1.1%, in service charges on deposits and $0.4 million, or 2.4%, in debit and credit card fees. The decline in service charges on deposits reflects the election by commercial customers to pay for deposit services by maintaining deposit balances (the value of which is included in net interest income) in lieu of cash fees. Other non-interest income for the third quarter of 1995 increased $14.2 million, or 95.3%, principally as a result of growth of $6.0 million in third-party processing fee income due to the acquisition of National Remittance Centers, Inc. ("NRC") on January 27, 1995 and a $5.2 million favorable variance of 1995 gains compared to 1994 losses on sales of loans.

   Total non-interest income for the nine months ended September 30, 1995 increased 7.3% from the 1994 nine-month period. Before significant and unusual items and investment securities gains, non-interest income for the 1995 nine-month period increased 4.3%, reflecting growth of $15.3 million in third-party processing fee income.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

NON-INTEREST INCOME - continued
-------------------

   Investment securities gains in the third quarter of 1995 were $0.5 million compared to $4.2 million in the prior year third quarter and for the nine months ended September 30, 1995 were $8.5 million compared to $14.1 million in the 1994 nine-month period. Investment securities gains in the nine months ended September 30, 1995 included $7.2 million of gains recorded on sales of equity securities acquired in connection with prior loan arrangements. The first nine months of 1994 included gains of $5.0 million recorded on sales of certain investments acquired with Constellation and $7.1 million of gains on sales of certain bank stock investments.

NON-FINANCIAL EXPENSES
----------------------
(in millions)

                                                                                                  Percentage
                                             Three Months Ended       Nine Months Ended       Increase (decrease)
                                               September 30,             September 30,        ------------------
                                             ------------------       ------------------       Three        Nine
                                              1995        1994         1995        1994        Months      Months
                                             ------      ------       ------      ------       ------      ------
Salaries, wages and benefits............     $146.3      $157.9       $457.0     $  477.9       (7.3)%     (4.4)%
Net occupancy expense...................       28.3        28.9         86.8         87.5       (2.1)      (0.8)
Equipment expense.......................       19.2        18.6         58.1         57.1        3.2        1.8
Other operating expenses................       84.8        93.0        283.7        279.7       (8.8)       1.4
                                             ------      ------       ------     --------
Non-financial expense before
 significant and unusual items..........      278.6       298.4        885.6        902.2       (6.6)      (1.8)
Significant and unusual items...........       (2.4)(a)       -        104.6(b)     108.7(c)
                                             ------      ------       ------     --------
Total non-financial expenses............     $276.2      $298.4       $990.2     $1,010.9       (7.4)%     (2.0)%
                                             ======      ======       ======     ========       ====       ====

------------------------
(a) Reflects a $2.4 million restructuring credit related to a gain on the curtailment of future pension benefits associated with employees terminated during the third quarter. See "Process Redesign" on page 13 for more detail.
(b) Reflects the net $104.6 million restructuring charge related to the corporate-wide process redesign. See "Process Redesign" on page 13 for more detail.
(c) Includes merger-related costs of $33.7 million for the Independence acquisition and $75.0 million for the Constellation acquisition.

   Total non-financial expenses for the third quarter of 1995, excluding the significant and unusual items as noted in the above table, were $278.6 million, a decrease of $19.8 million, or 6.6% from the third quarter of 1994. This decline reflects the impacts of the hiring freeze, the benefits of those aspects of the process redesign implemented to date, merger-related synergies and the aggregate $11.8 million impact of reduced Federal Deposit Insurance Corporation ("FDIC") premiums for the third quarter of 1995 and the refund of one month's premium from the second quarter of 1995. Most of the reduction in FDIC premiums will be used to fund investments in technology to support improved products and services and increased volume. Affecting comparability of expenses period-to-period are the acquisitions of GSB on December 2, 1994 and NRC on January 27, 1995. Excluding the amortization of intangible assets created in the acquisitions, GSB added approximately $3.5 million to non-financial expenses and NRC added approximately $4.7 million. Expense for amortization of intangible assets created in the two acquisitions added $3.7 million to third quarter of 1995 expenses. Excluding the significant and unusual items as noted in the above table and the impact of GSB and NRC related expenses, non-financial expenses for the third quarter of 1995 declined 10.6% from the prior year third quarter.

CAPITAL MANAGEMENT
------------------

   CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at September 30, 1995 under risk-based capital guidelines was $2.1 billion or 8.1% of risk-weighted assets, for Tier 1 capital and $3.0 billion, or 11.8%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL MANAGEMENT - continued
------------------

loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at September 30, 1995 exceed the risk-based capital standards that require all banks to have Tier 1 capital of at least 4% and total capital of 8%.

  Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 7.4% at September 30, 1995. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

  Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at September 30, 1995 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.


                                             Regulatory Capital Ratios
                                     -----------------------------------------
                                     Tier 1          Total            Leverage
                                     ------          -----            --------

CoreStates Bank, N.A...............    7.8%          10.8%              7.0%
New Jersey National Bank...........   11.6           14.9               7.1
CoreStates Bank of Delaware, N.A...    6.7           11.4               6.5


  CoreStates' dividend on its common stock was $0.34 per share in the third quarter of 1995 and $0.30 per share in the third quarter of 1994. The common dividend payout ratio was 35.4% for the third quarter of 1995, compared to 40.5%, for the third quarter of 1994.

  In March 1995, the Board of Directors approved an expansion of CoreStates' common stock repurchase program from an annual maximum of 2% of outstanding shares to a maximum of 5%, excluding purchases for benefit plans and the dividend reinvestment plan. Given the pending acquisition of Meridian, the common stock repurchase program was suspended on October 10, 1995. During the nine months ended September 30, 1995, CoreStates repurchased approximately 9.0 million shares of its common stock, including 0.9 million shares in the third quarter, and reissued 3.0 million treasury shares under employee benefit plans and the dividend reinvestment plan.

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

   As a matter of practice, positions are generally managed to produce significantly lower volatility than policy guidelines would permit. Current simulations using a 200 basis point change in short term interest rates show that CoreStates' net interest income volatility over the next twelve months would be relatively neutral or less than 1% of shareholders equity. That level is representative of simulations performed throughout the year. Recognizing that simulation is a very assumption driven process, management reviews results by category of risk as well as by product and tests the sensitivity of the results to key assumptions.

   There are two main elements to CoreStates' interest rate risk. The first is the broad mismatch between the rate sensitivity of the assets and liabilities in its core businesses, and the second is the spread risk between the rates on those products and financial market rates.

   CoreStates' core wholesale and retail businesses generate a large portfolio of prime and other short-term rate related assets. Characteristic of a regional banking company, CoreStates also has a significant funding base of consumer deposits on which pricing changes have traditionally lagged changes in financial market rates. This inherent mismatch of longer term fixed-rate liabilities funding short-term rate sensitive assets generates significant exposure to declining interest rates if not hedged. CoreStates manages this position through the use of both on and off-balance sheet discretionary assets and liabilities. In keeping with CoreStates' interest rate risk discipline, the combined position is relatively balanced so that there is minimal impact on earnings from an interest rate move in either direction.

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

   Credit risk exists in a derivative transaction to the extent that there is a move in interest rates favorable to CoreStates and the counterparty fails to perform. The current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates requires collateral from counterparties when the risk exceeds an acceptable threshold. Collateral agreements are determined based on the quality of individual counterparties. As of September 30, 1995, the current cost to replace CoreStates' derivatives portfolio was $181 million. This assumes that only counterparties for whom it would be favorable to default would do so.

   INTEREST RATE RISK RELATED DERIVATIVE ACTIVITIES - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection, and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of September 30, 1995, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------
Outstanding Interest Rate Risk Related Derivatives
--------------------------------------------------
at September  30, 1995
(in millions)


                                                                   Interest
                                           Interest    Interest    rate caps
                                             rate        rate        and          Other
                                             swaps      futures     floors     derivatives    Total
                                           --------    --------    ---------   -----------    ------
Interest Sensitivity Adjustment:
Assets:
 Notional amount........................    $2,959       $659         $ 11                    $3,629
 Unrealized gains.......................        86          -            -                        86
 Unrealized losses......................        (9)         -            -                        (9)
Deposits and other borrowings:
 Notional amount........................     3,862                                             3,862
 Unrealized gains.......................        48                                                48
 Unrealized losses......................        (9)                                               (9)
Long-term debt:
 Notional amount........................       664                      25                       689
 Unrealized gains.......................        14                       -                        14
 Unrealized losses......................       (18)                      -                       (18)
SPREAD PROTECTION:
Assets:
 Notional amount........................                               443                       443
 Unrealized gains.......................                                 2                         2
 Unrealized losses......................                                (2)                       (2)
Deposits and Other borrowings:
 Notional amount........................                               100                       100
 Unrealized gains.......................                                 2                         2
 Unrealized losses......................                                 -                         -
ANTICIPATED ASSET SALES:
 Notional amount........................        88                               $47             135
 Unrealized gains.......................         -                                 -               -
 Unrealized losses......................        (1)                                -              (1)
TOTAL:
 Notional amount........................    $7,573       $659         $579       $47          $8,858
                                            ======       ====         ====       ===          ======
 Unrealized gains.......................    $  148       $  -         $  4       $ -          $  152
                                            ======       ====         ====       ===          ======
 Unrealized losses......................    $  (37)      $  -         $ (2)      $ -          $  (39)
                                            ======       ====         ====       ===          ======
 Net unrealized gains...................    $  111       $  -         $  2       $ -          $  113
                                            ======       ====         ====       ===          ======

   Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of September 30, 1995, CoreStates' off-balance sheet portfolios do not include any instruments which carry a leveraged exposure to either rising or falling rates.

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

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

   Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. As of September 30, 1995, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts.

   Given the direction of its natural interest sensitivity, CoreStates has not historically paid fixed rates on interest rate swaps or used off-balance sheet instruments to extend its liabilities. However, its current position includes fixed rate pay positions acquired through mergers which relate to specific assets and liabilities also acquired.

   CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan portfolio includes adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $343 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates also owns a combination of caps which were designed to reduce the risk of a narrowing spread on prime rate indexed assets in a rising rate environment; CoreStates sold $100 million of interest rate caps indexed to prime rate and purchased an identical amount of caps indexed to LIBOR.

   The third category of derivative activity is the hedging of anticipated asset sales. As fixed rate assets are accumulated for future sale, CoreStates is exposed to a decline in sale price due to rising interest rates. At September 30, 1995, CoreStates held $88 million in fixed-rate pay swaps to hedge a portion
of the residential mortgage portfolio.   The interest rate swaps are intended to
be terminated as the mortgage sales are completed. If rates rise, the swaps will increase in value and offset any loss in value on the mortgage portfolio. CoreStates securitizes and sells its longer term fixed-rate home equity loans and fixed-rate mortgages on an ongoing basis. Home equity loans are held for several months prior to sale while sufficient volume for securitization is accumulated. Forward rate locks are used to hedge rate changes during that
warehouse period.   Options on mortgage-backed securities as well as both
mandatory and optional forward sale commitments are used to hedge the mortgage pipeline.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

   The following repricing schedule summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on September 30, 1995. The amount recorded in net interest income related to interest rate swaps was $11.3 million in the third quarter of 1995, compared to $19.8 million in the 1994 third quarter and $24.2 million for the nine months ended September 30, 1995, compared to $69.0 million in the 1994 nine-month period.

Repricing Schedule of Interest Rate Swaps
-----------------------------------------
at September 30, 1995
---------------------
(in millions)

                                                                    Years
                                       ------------------------------------------------------------------------
                                         0-1         1-2        2-3        3-4       4-5      over 5     Total
                                       ------      ------      -----      -----     -----     ------     ------
Receive Fixed/Pay Floating
 Receive        Notional.........      $2,264      $1,365      $ 632      $ 962     $ 631     $1,012     $6,866
                Rate.............        6.80%       7.02%      6.59%      6.89%     7.29%      6.93%      6.90%
 Pay            Notional.........      $6,866                                                            $6,866
                Rate.............        5.96%                                                             5.96%

Pay Fixed/Receive Floating
 Pay            Notional.........      $  123      $   10      $  20                $  40                $  193
                Rate.............        7.83%       9.05%      8.60%                8.82%                 8.18%
 Receive        Notional.........      $  193                                                            $  193
                Rate.............        5.59%                                                             5.59%

Receive Floating/Pay Floating
(Basis Swaps)
                Notional.........      $   79                                                            $   79
Receive         Rate.............        4.89%                                                             4.89%
Pay             Rate.............        5.80%                                                             5.80%

Receive Fixed/Pay Floating (a)
(Forward Start)
 Receive        Notional.........                              $ 195      $  40     $ 150     $   50     $  435
                Rate.............                               6.35%      6.21%     7.14%      6.31%      6.60%
 Start Date     Notional.........      $  250      $   35      $ 100      $  50                          $  435

--------
(a)  Pay rate will be determined on forward start date.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

   The following schedule illustrates CoreStates' interest rate risk related derivative activity during the quarter ended September 30, 1995:

Activity in Derivatives Products
--------------------------------
Three Months Ended September 30, 1995
-------------------------------------
(in millions)

                                                                Interest
                                         Interest   Interest    rate caps
                                           rate       rate         and         Other
                                          swaps      futures     floors     derivatives     Total
                                         --------   ---------   ---------   -----------    -------
Notional Amounts
----------------
As of June 30, 1995....................    $8,023     $ 1,223     $ 943          $ 3       $10,192
Additions..............................       240       1,001         -           47         1,288
Terminated contracts (a)...............      (208)          -         -            -          (208)
Maturities/amortization................      (482)     (1,565)     (364)          (3)       (2,414)
                                           ------     -------     -----          ---       -------

As of September 30, 1995...............    $7,573     $   659     $ 579          $47       $ 8,858
                                           ======     =======     =====          ===       =======

----------------
(a) As of September 30, 1995 CoreStates had no material deferred gains or losses related to terminated derivative contracts.

   During the quarter, increased loan volumes and shifts in funding mix, including the impact of share repurchases, resulted in a decreased need for fixed-rate asset sensitivity. Therefore, maturities during the third quarter in the interest rate swaps and futures portfolios were not fully replaced and certain interest rate swaps were terminated. There were $208 million in interest rate swaps terminated during the third quarter including $42 million related to the sale of mortgages.

   CUSTOMER RELATED DERIVATIVE ACTIVITIES - CoreStates also engages in derivative market activities to provide risk management services for its customers. These services include interest rate swaps, caps, and floors. CoreStates offsets protection sold to customers through purchases of similar protection. Customer related derivative activity is marked to market. The following schedule details the outstanding notional amounts of customer related derivative transactions as of September 30, 1995.

Customer Related Derivatives
----------------------------
at September 30, 1995                     Notional   Net gain
---------------------                      amount   (loss) (a)
(in millions)                             --------  ----------
Interest Rate Swaps:
 CoreStates receives fixed..........       $  148       $ -
 CoreStates pays fixed..............          148         -
Rate Locks:
 Receive fixed......................           50         -
 Pay fixed..........................           50         -
Interest Rate Caps/Floors:
 Sold...............................          453        (1)
 Purchased..........................          453         1
Options:
 Sold...............................           50         -
 Purchased..........................           25         -
Foreign Exchange Contracts..........        2,609         1
                                           ------       ---
Total Customer Related Derivatives..       $3,986       $ 1
                                           ======       ===

---------------------
(a) Average net gain (loss) during 1995 was substantially the same as the net gain (loss) at June 30, 1995.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES

                                                                       Three Months Ended
                              ----------------------------------------------------------------------------------------------------
                                     September 30, 1995                  June  30, 1995                    September 30, 1994
                              --------------------------------    -------------------------------    -----------------------------
                               Average                 Income/     Average                Income/      Average             Income/
                               balance      Rate       expense     balance      Rate      expense      balance    Rate     expense
                              ---------     ----      --------    ---------     ----     --------    ---------    ----     --------
                              (000,000)                (000)      (000,000)               (000)       (000,000)             (000)
INTEREST EARNING ASSETS
---------------------------
Time deposits, principally      $ 1,787     6.14%     $ 27,653      $ 1,954     6.76%    $ 32,946     $ 1,562    4.72%    $ 18,566
 Eurodollars (a)...........
Investment securities (b):
 U.S. Government...........       1,544     5.73        22,287        1,771     5.64       24,923       2,166    4.85       26,489
 State and municipal.......         278     8.34         5,795          281     8.45        5,939         344    8.15        7,012
 Other.....................         449     5.47         6,192          414     8.40        8,668         381    5.78        5,546
                                -------               --------      -------              --------     -------             --------
  Total investment                2,271     5.99        34,274        2,466     6.43       39,530       2,891    5.36       39,047
   securities..............     -------               --------      -------              --------     -------             --------
Federal funds sold.........         277     6.08         4,246           96     5.78        1,383          76    5.90        1,130
Trading account securities.           1     4.52             5            1     3.02            2           3    8.13           61
Loans (b) (c) (d):
 Domestic:
  Commercial, industrial
   and other...............       9,568     9.72       234,441        9,316    10.09      234,283       8,274    8.83      184,141
  Real estate..............       5,737     8.89       128,499        5,966     9.10      135,408       6,037    7.98      121,447
  Consumer.................       2,728    12.28        84,436        2,710    12.25       82,750       2,556   11.99       77,235
  Financial institutions...         766     7.59        14,654          673     7.40       12,422         612    8.12       12,524
  Factoring receivables....         516    10.10        13,130          567    10.56       14,923         577   10.30       14,986
  Lease financing..........         738     7.92        14,612          735     7.88       14,474         786    8.38       16,458
 Foreign...................         818     7.13        14,708          709     7.29       12,879         596    5.17        7,765
                                -------               --------      -------              --------     -------             --------
   Total loans, net of           20,871     9.59       504,480       20,676     9.84      507,139      19,438    8.87      434,556
    discounts..............     -------               --------      -------              --------     -------             --------
   Total interest earning       $25,207     8.98       570,658      $25,193     9.25      581,000     $23,970    8.17      493,360
    assets (d).............     =======     ----      ========      =======    -----     --------     =======   -----     --------
FUNDING SOURCES
---------------
Interest Bearing
 Liabilities (b):
 Deposits in domestic
   offices:
  Commercial...............     $   237     5.24         3,129      $   262     5.62        3,668     $   260    3.56        2,330
  NOW accounts (e).........       1,677     1.05         4,078        1,736     1.10        4,376       1,771    0.72        2,917
  Money Market Accounts (e)       3,624     3.26        29,690        3,600     3.32       29,732       3,848    2.10       20,305
  Consumer savings.........       2,761     1.92        13,382        2,856     2.00       14,221       3,014    1.37       10,437
  Consumer certificates....       5,549     5.30        74,062        5,562     5.27       73,076       4,278    4.23       45,639
 Time deposits of overseas
  branches and
  subsidiaries.............         968     4.40        10,735          963     5.03       12,083         820    3.91        8,074
                                -------               --------      -------              --------     -------             --------
   Total interest bearing        14,816     3.65       135,076       14,979     3.71      137,156      13,991    2.57       89,702
    deposits (e)...........     -------               --------      -------              --------     -------             --------
 Short-term funds borrowed:
  Federal funds purchased..         761     5.60        10,749          798     5.75       11,447         984    4.61       11,424
  Commercial paper.........       1,057     5.90        15,732          991     6.12       15,109         825    4.54        9,442
  Other....................         292     4.89         3,599          285     4.71        3,350         280    3.26        2,303
                                -------               --------      -------              --------     -------             --------
   Total short-term funds         2,110     5.66        30,080        2,074     5.78       29,906       2,089    4.40       23,169
    borrowed...............     -------               --------      -------              --------     -------             --------
 Long-term debt............       1,870     6.54        30,824        1,824     6.80       30,902       1,640    5.66       23,416
                                -------               --------      -------              --------     -------             --------
   Total interest bearing        18,796     4.14       195,980       18,877     4.21      197,964      17,720    3.05      136,287
    liabilities............
Portion of non-interest           6,411                               6,316                             6,250
 bearing funding sources...     -------               --------      --------             --------     -------             --------
   Total funding sources...     $25,207     3.08       195,980      $25,193     3.15      197,964     $23,970    2.26      136,287
                                =======     ----      --------      =======    -----     --------     =======   -----     --------
Net interest income and                     5.90%     $374,678                  6.10%    $383,036                5.91%    $357,073
 net interest margin.......                 ====      ========                 =====     ========               =====     ========

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                   Three Months Ended
                               -------------------------------------------------------------------------------------------------
                                     September 30, 1995                    June 30, 1995                 September 30, 1994
                               ------------------------------      -----------------------------    ----------------------------
                                Average               Income/       Average              Income/     Average             Income/
                                balance      Rate     expense       balance     Rate     expense     balance    Rate     expense
                               --------      ----     -------       --------    ----     -------     --------   ----     -------
                               (000,000)               (000)        (000,000)              (000)     (000,000)             (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash.......................    $ 2,137                              $ 2,087                           $ 2,286
Allowance for loan losses..       (502)                                (497)                             (482)
Other assets...............      1,614                                1,641                             1,708
                               -------                              -------                           -------
 Total non-interest            $ 3,249                              $ 3,231                           $ 3,512
  earning assets...........    =======                              =======                           =======

TOTAL AVERAGE ASSETS.......    $28,456                              $28,424                           $27,482
---------------------------    =======                              =======                           =======

NON-INTEREST BEARING
--------------------
FUNDING SOURCES
---------------
Demand deposits:
 Domestic..................    $ 5,413                              $ 5,372                           $ 5,711
 Foreign...................        378                                  402                               431
Other liabilities..........      1,579                                1,515                             1,434
Shareholders' equity.......      2,290                                2,258                             2,186
Non-interest bearing
 funding sources used to        (6,411)                              (6,316)                           (6,250)
 fund earning assets.......    -------                              -------                           -------

  Total net non-interest
   bearing funding             $ 3,249                              $ 3,231                           $ 3,512
   sources.................    =======                              =======                           =======

SUPPLEMENTARY AVERAGES
----------------------
Net demand deposits........    $ 4,488                              $ 4,482                           $ 4,357
Net Federal funds purchased        484     5.33%      $6,503            702    5.75%     $10,064          908    4.50%     $10,294
Commercial certificates of
 deposit in domestic
 offices over $100,000.....        237     4.91        2,936            262    5.27        3,443          260    3.55        2,325
Average prime rate.........                8.77                                9.00                              7.50


CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued


                                                                     Nine Months Ended
                                ----------------------------------------------------------------------------------------------
                                            September 30, 1995                                 September 30, 1994
                                -------------------------------------------        -------------------------------------------
                                 Average                          Income/           Average                          Income/
                                 balance           Rate           expense           balance           Rate           expense
                                ---------         ------         ----------        ---------         ------         ----------
                                (000,000)                          (000)           (000,000)                          (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally
 Eurodollars (a).............    $ 1,878           6.39%         $   89,729         $ 1,452           4.14%         $   44,911
Investment securities (b):
 U.S. Government.............      1,765           5.66              74,720           2,265           4.92              83,284
 State and municipal.........        285           8.48              18,122            377            7.84               22,172
 Other.......................        423           6.54              20,687            431            5.69               18,354
                                 -------                         ----------        -------                           ----------
   Total investment
    securities...............      2,473           6.14             113,529          3,073            5.39              123,810
                                 -------                         ----------        -------                           ----------
Federal funds sold...........        173           5.94               7,692            145            4.41                4,782
Trading account securities...          1           5.90                  43              3            5.78                  130
Loans (b) (c) (d):
 Domestic:
  Commercial, industrial
   and other.................      9,246           9.82             679,392          8,132            8.29              504,131
  Real estate................      6,013           8.94             402,005          6,362            7.95              378,458
  Consumer...................      2,734          12.28             251,130          2,528           11.72              221,532
  Financial institutions.....        700           7.09              37,113            611            8.12               37,116
  Factoring receivables......        535          10.99              43,975            573           10.04               43,013
  Lease financing............        731           7.90              43,295            765            8.35               47,914
Foreign......................        735           7.13              39,174            570            5.12               21,838
                                 -------                         ----------        -------                           ----------
   Total loans, net of
    discounts................     20,694           9.67           1,496,084         19,541            8.58            1,254,002
                                 -------                         ----------        -------                           ----------
   Total interest earning
    assets (d)...............    $25,219           9.05           1,707,077        $24,214            7.88            1,427,635
                                 -------           ----          ----------        -------           -----           ----------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
 Deposits in domestic
  offices:
  Commercial.................    $   256           5.46              10,448        $   271            3.60                7,306
  NOW accounts (e)...........      1,731           1.10              13,041          1,844            0.60                7,594
  Money Market Accounts (e)..      3,648           3.26              88,579          3,997            2.09               62,481
  Consumer savings...........      2,860           1.96              41,895          3,053            1.25               28,594
  Consumer certificates......      5,542           5.16             214,003          4,214            4.19              131,929
Time deposits of overseas
 branches and subsidiaries...        952           4.59              32,656            772            3.57               20,636
                                 -------                         ----------        -------                           ----------
   Total interest bearing
    deposits (e).............     14,989           3.61             400,622         14,151            2.47              258,540
                                 -------                         ----------        -------                           ----------
Short-term funds borrowed:
 Federal funds purchased.....        756           5.91              33,431            952            3.94               28,086
 Commercial paper............        971           5.99              43,528            711            4.00               21,273
 Other.......................        290           4.76              10,325            341            5.26               13,409
                                 -------                         ----------        -------                           ----------
   Total short-term funds
    borrowed.................      2,017           5.79              87,284          2,004            4.19               62,768
                                 -------                         ----------        -------                           ----------
Long-term debt...............      1,828           6.74              92,157          1,619            4.97               60,141
                                 -------                         ----------        -------                           ----------
   Total interest bearing
    liabilities..............     18,834           4.12             580,063         17,774            2.87              381,449
Portion of non-interest
 bearing funding sources.....      6,385                                             6,440
                                 -------                         ----------        -------                           ----------
   Total funding sources.....    $25,219         3.08               580,063        $24,214            2.10              381,449
                                 =======        -----            ----------        =======           -----           ----------
Net interest income and
 net interest margin.......                      5.97%           $1,127,014                           5.78%          $1,046,186
                                                =====            ==========                          =====           ==========

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                           Nine Months Ended
                                             -----------------------------------------------------------------------------
                                                       September 30, 1995                     September 30, 1994
                                             -------------------------------------  --------------------------------------
                                               Average                   Income/       Average                   Income/
                                               balance       Rate        expense       balance        Rate       expense
                                             ------------  ----------  -----------  -------------  -----------  ----------
                                              (000,000)                   (000)       (000,000)                   (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash....................................      $ 2,067                                 $ 2,322
Allowance for loan losses...............         (501)                                   (512)
Other assets............................        1,598                                   1,674
                                              -------                                 -------
 Total non-interest earning assets......      $ 3,164                                 $ 3,484
                                              =======                                  ======

TOTAL AVERAGE ASSETS....................      $28,383                                 $27,698
--------------------                          =======                                 =======

NON-INTEREST BEARING FUNDING SOURCES
------------------------------------
Demand deposits:
 Domestic...............................      $ 5,351                                 $ 5,752
 Foreign................................          426                                     405
Other liabilities.......................        1,474                                   1,497
Shareholders' equity....................        2,298                                   2,270
Non-interest bearing funding sources
 used to fund earning assets............       (6,385)                                 (6,440)
                                              -------                                 -------
  Total net non-interest bearing funding
   sources..............................      $ 3,164                                 $ 3,484
                                              =======                                 =======

SUPPLEMENTARY AVERAGES
----------------------
Net demand deposits.....................      $ 4,568                                 $ 4,474
Net Federal funds purchased.............          583        5.90%     $25,739            807         3.86%      $23,304
Commercial certificates of deposit in
 domestic offices over $100,000.........          256        5.12        9,809            255         3.57         6,810
Average prime rate......................                     8.86                                     6.81


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

           12.1   Computation of Ratio of Earnings to Fixed Charges
                  (Consolidated)

           12.2 Computation of Ratio of Earnings to Fixed Charges (Combined CoreStates Parent Company and CoreStates Capital Corporation)

           27     Financial Data Schedule

       (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

           1.     Date of Report:   July 19, 1995
                  --------------
                  Item(s) Reported:  Reporting under Item 5 the information
                  ----------------
                  set forth in the earnings news release of CoreStates Financial Corp.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CORESTATES FINANCIAL CORP



Date:  November 10, 1995      By:   /s/ Christopher J. Carey
                                 -------------------------------------------

                                    Christopher J. Carey
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

EXHIBIT 11

STATEMENT RE:  COMPUTATION OF PER SHARE EARNINGS
(in thousands, except per share amounts)

                                              Three Months Ended        Nine Months Ended
                                                 September 30,            September 30,
                                            ----------------------    ---------------------
                                              1995          1994        1995         1994
                                            --------      --------    --------     --------
(A)    Income  before cumulative effect
         of a change in accounting
         principle.......................   $133,946      $104,221    $315,283     $137,317

       Cumulative effect of a change
         in accounting principle.........         -             -           -        (3,430)
                                            --------      --------    --------     --------

(B)    Net Income........................   $133,946      $104,221    $315,283     $133,887
                                            ========      ========    ========     ========

EARNINGS PER SHARE

Based on average common shares outstanding
------------------------------------------

(C)    Average shares outstanding........    139,176       141,033     141,427      142,581
                                             =======       =======     =======      =======

(A/C)  Income before cumulative effect
         of a change in accounting
         principle.......................      $0.96         $0.74       $2.23        $0.97
                                               =====         =====       =====        =====
(B/C)  Net income........................      $0.96         $0.74       $2.23        $0.95
                                               =====         =====       =====        =====

Based on average common and common
----------------------------------
equivalent shares outstanding
-----------------------------
Primary:
(D)    Average common equivalent shares..      1,467         1,648       1,266        1,318
                                               -----         -----       -----        -----
(E)    Average common and common
         equivalent shares (C + D).......    140,643       142,681     142,693      143,899
                                             =======       =======     =======      =======
(A/E)  Income before cumulative effect
         of a change in accounting
         principle.......................      $0.95(1)      $0.73(1)    $2.21(1)     $0.95(1)
                                               =====         =====       =====        =====
(B/E)  Net income........................      $0.95(1)      $0.73(1)    $2.21(1)     $0.93(1)
                                               =====         =====       =====        =====

Fully diluted:
(F)    Average common equivalent shares..      1,467         1,650       1,663        1,319
                                               =====         =====       =====        =====
(G)    Average common and common
         equivalent shares (C + F).......    140,643       142,683     143,090      143,900
                                             =======       =======     =======      =======
(I)    Interest expense on subordinated
         convertible debentures, net
         of tax..........................          -           479           -        1,437
                                             =======           ===     =======        =====

((A+I)/G)  Income before cumulative
             effect of a change in
             accounting principle........      $0.95(1)      $0.73(1)    $2.20(1)     $0.96(1)
                                               =====         =====       =====        =====
((B+I)/G)  Net Income....................      $0.95(1)      $0.73(1)    $2.20(1)     $0.94(1)
                                               =====         =====       =====        =====
------------

(1)  Dilution is less than 3%.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

EXHIBIT 12.1

COMPUTATION OF RATIO OF EARNINGS FROM CONTINUING OPERATIONS
TO FIXED CHARGES OF CONTINUING OPERATIONS

CONSOLIDATED


Nine Months Ended September 30, 1995
------------------------------------
(in thousands)

1.   Income from continuing operations before extraordinary items and
     income taxes.....................................................................       $ 498,398
                                                                                             =========
2.   Fixed charges of continuing  operations:

     A.   Interest expense (excluding interest on deposits), amortization of debt issuance costs and one-third of rental expenses, net of income
          from subleases..............................................................       $ 195,224
     B.   Interest on deposits........................................................         400,622
                                                                                            ----------
     C.   Total fixed charges (line 2A + line 2B).....................................      $  595,846
                                                                                            ==========

3. Income from continuing operations before extraordinary items and income taxes, plus total fixed charges of continuing operations:

     A.   Excluding interest on deposits (line 1 + line 2A)...........................      $  693,622
                                                                                            ==========
     B.   Including interest on deposits (line 1 + line 2C)...........................      $1,094,244
                                                                                            ==========

4.   Ratio of earnings (as defined) to fixed charges:

     A.   Excluding interest on deposits (line 3A/line 2A)............................            3.55x
     B.   Including interest on deposits (line 3B/line 2C)............................            1.84x

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

EXHIBIT 12.2

COMPUTATION OF RATIO OF EARNINGS FROM CONTINUING OPERATIONS
TO FIXED CHARGES OF CONTINUING OPERATIONS

COMBINED CORESTATES (PARENT ONLY) AND CORESTATES CAPITAL CORPORATION

Nine Months ended September 30, 1995
------------------------------------
(in thousands)

1.   Income before income taxes and equity in
     undistributed income of subsidiaries........................  $214,422

2.   Fixed charges -- interest expense, amortization of debt
     issuance costs and one-third of rental expenses, net of
     income from subleases.......................................   128,669
                                                                   --------
3.   Income before taxes and equity in undistributed income
     of subsidiaries, plus fixed charges.........................  $343,091
                                                                   ========
4.   Ratio of earnings (as defined) to fixed charges
     (line 3/line 2).............................................      2.67x


42