Form 10-K
period 1995-12-31
CORESTATES FINANCIAL CORP
filed 1996-03-26
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                       OR

[_] TRANSITION REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission File Number 0-6879

                           CORESTATES FINANCIAL CORP
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Pennsylvania                       23-1899716
        --------------------------------           -----------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

             Philadelphia National Bank Building
             Broad & Chestnut Streets
             P.O. Box 7618
             Philadelphia, Pennsylvania 19101-7618         19101
     --------------------------------------------    -------------
     (Address of Principal Executive Offices)          (Zip Code)
     Registrant's telephone number, including area
     code:                                            215-973-3827

Securities registered pursuant to Section 12(b) of the Act:

                         Name of Each Exchange
     Title of Class      Upon Which Registered
     --------------      ---------------------
  Common Stock, $1.00 par value  New York Stock Exchange
  Common Stock, $1.00 par value  The Philadelphia Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting stock held by non-affiliates of registrant based on the closing sale price on February 29, 1996 was approximately $5,941,147,333. For this purpose only, all directors and officers of the registrant were assumed to be affiliates. The number of shares of Common Stock outstanding at February 29, 1996 was 138,566,547.

                      DOCUMENTS INCORPORATED BY REFERENCE
1. Annual Report to Shareholders for the fiscal year ended December 31, 1995, portions of which are incorporated by reference in Parts I, II and IV of this Report.

                                     PART I

Item 1 - Business

     CoreStates Financial Corp ("CoreStates") is a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Act") and incorporated under the laws of Pennsylvania with executive offices at the Philadelphia National Bank Building, 1345 Chestnut Street, Philadelphia, Pennsylvania 19107 (telephone number 215-973-3827). At December 31, 1995, CoreStates had total consolidated assets of approximately $29.6 billion and shareholders' equity of approximately $2.4 billion, and, based on December 31, 1995 rankings of bank holding companies by total consolidated assets, was believed to be the 29th largest bank holding company in the United States at such date. On October 10, 1995, CoreStates entered into a definitive agreement
to acquire Meridian Bancorp, Inc. ("Meridian").   See "Strategic Actions" on
page 5 of this Form 10K Annual Report. Assuming the consummation of this transaction which is subject to various regulatory approvals, CoreStates will have total consolidated assets of approximately $46.0 billion and shareholders' equity of approximately $3.9 billion, and based on December 31, 1995 rankings of bank holding companies by consolidated total assets, would be approximately the 20th largest bank holding company in the United States had the consummation of the transaction taken place on such date.

Banking Subsidiaries

     The lead banking subsidiary of CoreStates is CoreStates Bank, N.A. ("CoreStates Bank"), a national banking association with executive offices located in Philadelphia, Pennsylvania. Other principal banking subsidiaries of CoreStates are New Jersey National Bank ("NJNB"), a national banking association with its executive offices located in Ewing Township, New Jersey and CoreStates Bank of Delaware, N.A. ("CBD"), a national banking association with its executive office located in New Castle County, Delaware. CoreStates Bank, NJNB and CBD are sometimes referred to herein as the "Banking Subsidiaries". Through CoreStates Bank, NJNB and CBD, CoreStates engages in the business of providing wholesale banking services, consumer financial services which includes retail banking, and trust & investment management services. Electronic Payment Services, Inc. ("EPS"), a joint venture in which CoreStates owns 20%, includes the MAC automated teller machine network and point of sale processing businesses.

     CoreStates has received approval from the Office of the Comptroller of the Currency ("OCC") to relocate the head office of NJNB from Ewing Township, New Jersey, to Philadelphia, Pennsylvania, to merge NJNB into CoreStates Bank and to establish a branch of the resulting bank at the present location of the head office of NJNB. It is anticipated that the relocation and merger will take place in 1996. After the merger of NJNB into CoreStates Bank, it is CoreStates' present intent to conduct all of its Pennsylvania and New Jersey banking business under the name of CoreStates Bank.

     As of December 31, 1995, the Banking Subsidiaries operated from 334 full service offices located in eastern and central Pennsylvania and New Jersey and one office located in Delaware. CoreStates Delaware, N.A. operated from one office located in Delaware. CoreStates Bank also operates from five foreign branch offices and twenty foreign representative offices.

Other Significant Subsidiaries and Affiliated Companies

     Congress Financial Corporation ("Congress"), a majority-owned subsidiary of
     ------------------------------
CoreStates, and its subsidiaries are engaged in commercial financing and factoring with headquarters in New York City and offices in Atlanta, Boston, Chicago, Columbia, Dallas, Los Angeles, Miami, Milwaukee, Portland, Toronto and San Juan. As of December 31, 1995, factored receivables of Congress and its subsidiaries totaled $557 million while outstanding commercial finance obligations and other receivables totaled $2,068 million.

     CoreStates Capital Corp ("Capital") is CoreStates' designated financing
     -----------------------
entity to obtain both short-term and long-term financing for CoreStates and its other subsidiaries. At December 31, 1995, Capital had outstanding commercial paper in the aggregate principal amount of $1,216 million and debt securities in the aggregate outstanding principal amount of $1,657 million, with remaining maturities ranging from 1 month to 9.25 years.

     CoreStates Delaware, N.A. ("CS Delaware") is a national bank subsidiary of
     -------------------------
CoreStates which in 1995 opened a specialized consumer credit and education financing business at one location in Delaware under the registered trade name of The LearningCurve. As of December 31, 1995, CS Delaware had outstanding accounts receivable of approximately $1.3 million.

     Electronic Payment Services, Inc. ("EPS") is a joint venture formed in late
     ---------------------------------
1992 that combined the separate consumer electronic transaction processing businesses of CoreStates, Banc One Corporation, PNC Financial Corp. and KeyCorp (formerly Society Corporation) into the nation's leading provider of automated teller machine and point of sale processing services to individuals, financial institutions and retail stores. On March 27, 1995, National City Corporation was admitted as an additional partner.

     CoreStates also has several other direct and indirect subsidiaries including companies engaged in discount brokerage services, investment advisory services, lease financing activities, holding real property facilities used by CoreStates' Banking Subsidiaries and companies created solely to facilitate the business of other subsidiaries.

     For analytical purposes, management has focused CoreStates into four core businesses: Wholesale Banking, Consumer Financial Services, Trust & Investment Management and Electronic Payment Services conducted by EPS. Further information regarding CoreStates' four core businesses is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 13 through 15 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Exhibit 13 pages 10 through 14) which pages of the Annual Report are incorporated herein by reference. A brief discussion of the four core businesses is presented below. There is considerable inter-relationship among these businesses.

     Wholesale Banking  Wholesale banking services are provided through the
     -----------------
Banking Subsidiaries and Congress by the following six groups: corporate and institutional banking; investment banking; cash management; international banking; corporate middle market; and specialized banking. Domestic financing services include commercial, industrial and real estate loans, the financing of receivables, inventory and equipment, derivative market activities to provide risk management services for customers and other requirements of business customers and the provision of financial services for correspondent banks. Foreign and international financial services include the making of loans, banker's acceptance financing, the issuance and confirmation of letters of credit, check and funds clearings, and related financial services. Also provided are transaction processing services, including cash management, lock box, funds transfer and collection and disbursement management on both a domestic and an international basis.

     International activities are conducted directly by CoreStates Bank through its head office in Philadelphia and 25 foreign offices. In addition, international banking and financing activities are conducted through two wholly-owned Edge Act subsidiaries with four offices.

     Advisory services are also provided which relate to loan syndications, private placements, mergers and acquisitions, company valuations and other similar matters. The wholesale banking business also deals in and underwrites obligations of the United States Government and Federal agencies and general obligations of states, municipalities and political sub-divisions and assists individual corporate customers as well as other institutions with the purchase and sale of all types of marketable securities.

     Consumer Financial Services This core business is provided by the Banking
     ---------------------------
Subsidiaries and includes community banking, mortgage services and specialty products. Community banking services are offered through the branch network of the Banking Subsidiaries in Pennsylvania and New Jersey. This branch banking network provides a full range of products including deposit, loan and related financial products, primarily on a full relationship basis. The specialty products business, which includes consumer and commercial credit cards and other revolving credit, education finance, merchant card services and card processing services for CoreStates and other financial institutions, is provided primarily by CBD from its Delaware location. CS Delaware also conducts certain consumer banking services, including education financing, in Delaware.

     Trust & Investment Management  This core business provides products through
     -----------------------------
four business lines: institutional trust; personal trust; private banking; and investment management. In 1995, the corporate trust business, included in institutional trust, was divided into its Pennsylvania and New Jersey components and sold to Mellon Bank and Bank of New York, respectively. The products of the four business lines are offered through the Banking Subsidiaries and include fiduciary administration and transaction processing services. CoreStates Investment Advisers, Inc. provides investment management services.

     Electronic Payment Services  This core business includes   the MAC
     ---------------------------
automated teller machine network ("MAC"), and point of sale processing ("POS"). Customers for these businesses include individuals, financial institutions and retail stores. The MAC and POS business lines are conducted by EPS.

Strategic Actions

     A discussion of strategic actions, including recent acquisitions, taken by CoreStates in 1995 is presented in Management's Discussion and Analysis of Financial Condition and

Results of Operations at pages 11 through 13 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Exhibit 13 pages 7 through 10) which pages of the Annual Report are incorporated herein by reference.

     Acquisitions - CoreStates' strategy for growth focuses first on servicing
     ------------
its existing customers and second on growing its business. CoreStates evaluates merger and acquisition opportunities of both banks and non-banks where potential for shareholder enhancement, strategic growth and franchise development exist. Emphasis is placed on opportunities which extend existing markets into adjacent geography and deepen market share within existing markets.

     Pending Acquisition of Meridian Bancorp, Inc. - On October 10, 1995,
     ---------------------------------------------
CoreStates and Meridian announced a definitive agreement to merge. Meridian is a bank holding company with approximately $14.8 billion in assets and $11.2 billion in deposits with executive offices located at 35 North Sixth Street, Reading, PA 19603. Approval by the shareholders of both companies was received on February 6, 1996. The transaction must also be approved by various regulatory authorities. Subject to the receipt of such regulatory approvals, the merger of Meridian and CoreStates is expected to close during the first half of 1996. For each share of Meridian outstanding, 1.225 shares of CoreStates common stock will be issued. Based on closing share prices on October 9, 1995, the transaction would be valued at approximately $3.2 billion. The transaction is structured as an acquisition of Meridian by CoreStates and is expected to be accounted for under the pooling of interests method of accounting.

     Strategically, this acquisition will: combine two strong performing banking companies, create a leading market position in eastern Pennsylvania, northern Delaware, and central New Jersey, extend the combined company's market and create a company with more resources and capital to support investments in growth and improved services to customers.

     In June 1995, Meridian completed an internal review of operations and businesses and announced a company-wide plan designed to improve its operating performance and competitive position. Implementation of the Meridian plan began at the end of the second quarter of 1995 and will continue for approximately 12 months from that date. The process implementation is expected to reduce operating expenses and provide recurring revenue enhancements.

     On February 23, 1996, Meridian acquired United Counties Bancorporation ("United Counties"), a $1.6 billion asset New Jersey bank holding company in a transaction accounted for as a pooling of interests. For each United Counties common share outstanding, 5.0 shares of Meridian's common stock were issued.

     Pending approvals from various regulatory authorities, consolidations of bank subsidiaries and operations are expected to begin in the third quarter of 1996 with the consolidation of Meridian's Pennsylvania bank subsidiary into CoreStates' lead Pennsylvania bank, CoreStates Bank. Other consolidations also scheduled for the third quarter of 1996 include the combination of Meridian Bank NJ and United Counties Trust Bank into NJNB and the consolidation of Meridian's Delaware Trust Company into CoreStates Bank. The interstate consolidation of CoreStates Bank and NJNB, previously scheduled for January 1996, has been postponed until the fourth quarter of 1996 in order to accommodate the consolidations of the Meridian bank subsidiaries.

Major Initiatives
-----------------

     Process Redesign  In September 1994, CoreStates announced that management
     ----------------
had authorized an intensive review of all aspects of CoreStates' operations and businesses. In March 1995, CoreStates completed its review and approved and announced a corporate-wide process redesign plan, which restructures its banking services around customers and enhances employees' authority to make decisions to benefit customers. The objectives of the process redesign were: (i) to enhance CoreStates' customer focus; (ii) to accelerate the culture changes already in progress; and (iii) to improve productivity. This review has identified activities which do not contribute to value for customers, and has led to reductions in expenses and jobs and to a smaller employee base.

     The process redesign plan is expected to be implemented within an 18-month period which began in April 1995. The process redesign is expected to generate cost efficiencies and reduce expenses. The following are the major themes of the process redesign: (i) redefine the organizational structure around customers, customer segments and markets, not products; (ii) streamline and consolidate functions and processes; (iii) vacate 1.2 million square feet of occupied space in 45 buildings, including 37 branches to be closed; (iv) use technology to automate services and processes; and (v) employ tiered pricing strategies and streamline product pricing.

Government Supervision and Regulation

     General  CoreStates is a bank holding company within the
     -------
meaning of the Act and is registered as such with the Federal Reserve Board. As a bank holding company, CoreStates is also subject to regulation by applicable state regulatory authorities. The Banking Subsidiaries are national banks and are subject to regulation, supervision and regular examination by the OCC, as well as regulation by the Federal Deposit Insurance Corporation ("FDIC").

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

     CoreStates is required to file an annual report with the Federal Reserve Board containing such information as the Federal Reserve Board may require pursuant to the Act. Copies of annual and other periodic reports are also required to be filed with the applicable state regulatory authorities. The Act requires each bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire substantially all of the assets of any bank, or before it may acquire ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. The Act also restricts the types of businesses and operations in which a bank holding company and its non-bank subsidiaries may engage. Generally, permissible activities are limited to banking and activities found by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

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

15 and 16 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Exhibit 13 pages 14 and 15) which pages of the Annual Report are incorporated herein by reference.

     Potential Enforcement Actions  Bank holding companies and national banks
     -----------------------------
and their institution-affiliated parties may be subject to potential enforcement actions by the Federal Reserve Board, the OCC or the FDIC for unsafe or unsound practices in conducting their businesses, or for violations of any law, rule or regulation or provision, any consent order with any agency, any condition imposed in writing by the agency or any written agreement with the agency. Non-bank holding companies may also be subject to enforcement actions by state regulatory authorities. Enforcement actions may include the imposition of a conservator or receiver, additional cease-and-desist orders and written agreements, the termination of insurance of deposits, the imposition of civil money penalties, and removal and prohibition orders against institution-affiliated parties and the suspension or revocation of state-mandated lending or other licenses.

     Dividends  CoreStates is a legal entity separate and distinct from its
     ---------
Banking Subsidiaries and other subsidiaries. CoreStates' principal source of revenue consists of dividends from its bank and non-bank subsidiaries. Federal law imposes limitations on the payment of dividends by national banks.

     Provisions of Federal banking law restrict the amount of dividends that can be paid to CoreStates by its nationally chartered bank subsidiaries. Under applicable Federal law, no dividends may be paid in an amount greater than "undivided profits then on hand," after deduction therefrom of certain loan losses. In addition, for each of the Banking Subsidiaries, prior approval of the Comptroller is required if dividends declared by a subsidiary bank in any calendar year will exceed its net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years, less any required transfers to surplus or a fund for the retirement of preferred stock. Based on these regulations, CBD, without regulatory approval, could declare dividends to CoreStates at December 31, 1995 of $37 million. CoreStates Bank and NJNB will be able to declare dividends without the approval of the Comptroller of the Currency to the extent that and when retained net profits for 1996 exceed $2 million and $7 million, respectively.

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

     FDICIA
     ------

     Insurance Premiums  FDICIA, enacted on December 19, 1991 in connection with
     ------------------
the recapitalization of the Bank Insurance Fund ("BIF"), requires the FDIC to set semi-annual assessment rates for BIF members at levels sufficient to increase the BIF's reserve ratio to a designated level within a prescribed period of time, not to exceed 15 years from the date that the FDIC promulgates the applicable time schedule. Pursuant to FDICIA, the FDIC has developed a risk-based assessment system, under which the assessment rate for an insured depository institution varies according to the level of risk incurred in its activities. An institution's risk category is based upon whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. Each insured depository institution is also to be assigned to one of the following "supervisory subgroups": Subgroup A, B or C. Subgroup A institutions are financially sound institutions with few minor weaknesses; Subgroup B institutions are institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration; and Subgroup C institutions are institutions for which there is a substantial probability that the FDIC will suffer a loss in connection with the institution unless effective action is taken to correct the areas of weakness. Based on its capital and supervisory subgroups, each BIF Fund member institution is assigned a semiannual assessment rate beginning January 1, 1996 which ranges from 0% per annum of domestic deposits (for well capitalized Subgroup A institutions) to .27% per annum (for undercapitalized Subgroup C institutions). Each Savings Association Insurance Fund ("SAIF") member institution is assigned a semiannual assessment rate beginning January 1, 1996 which ranges from .23% per annum of domestic deposits (for well capitalized Subgroup A institutions) to .31% per annum (for undercapitalized Subgroup C institutions). Each of the Banking Subsidiaries is considered well capitalized, and has been notified by the FDIC that, for the semiannual assessment period beginning January 1, 1996, each is subject to a BIF assessment rate of 0% and a SAIF assessment rate of .23%. Deposits in the Banking

Subsidiaries subject to the SAIF assessment rate were less than $200 million at December 31, 1995.

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

     Under FDICIA, the Federal banking regulators have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital to risk adjusted assets ratio, Tier 1 Capital to risk adjusted assets ratio and the leverage ratio. Under these regulations, a bank will be (i)"well capitalized" if it has a Total Capital to risk adjusted assets ratio of 10% or greater, a Tier 1 Capital to risk adjusted assets ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by its primary Federal regulator to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a Total Capital to risk adjusted assets ratio of 8% or greater, a Tier 1 Capital to risk adjusted assets ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized; (iii) "undercapitalized" if it has a Total Capital to risk adjusted assets ratio of less than 8%, a Tier 1 Capital to risk adjusted assets ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a Total Capital to risk adjusted assets ratio of less than 6%, a Tier 1 Capital to risk adjusted assets ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. Each of the Banking Subsidiaries is considered well capitalized.

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

     Safety and Soundness Standards Pursuant to FDICIA, each of the Federal bank
     ------------------------------
regulatory agencies has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness (the "Guidelines"). The Guidelines contain standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and employee compensation, fees and benefits and standards specifying minimum earnings sufficient to absorb losses without impairing capital, to the extent feasible a minimum ratio of market value to book value for publicly traded shares and such other standards relating to the foregoing as it deems appropriate. An institution that fails to comply with such standards will be required to submit a plan designed to achieve such compliance. If no such plan is submitted or a failure to implement such a plan exists, the depository institution would become subject to additional regulatory action or enforcement proceedings.

     Other  FDICIA also contains a variety of other provisions that may affect
     -----
the operations of bank holding companies and banks, including various reporting requirements, revised regulatory standards for real estate lending, "truth in savings" provisions and the requirement that a depository institution give 90 days' prior notice to customers and regulatory authorities before closing any branch.

Interstate Banking and Branching Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") which was signed by President Clinton on September 29, 1994, eliminated many restrictions on interstate banking and branching. Riegle-Neal authorized, as of September 29, 1995, interstate acquisitions of banks by bank holding companies without geographic limitations. Beginning June 1, 1997, the legislation will allow interstate branching in states that have not passed legislation prohibiting interstate branching, except that de novo branching or acquisition of a branch in another state without acquisition of the entire bank will only be permitted if expressly permitted by the law of the state in which such branch would be located. Interstate branching prior to June 1, 1997 is possible in states that pass laws affirmatively authorizing such interstate branching. As of December 31, 1995 Pennsylvania and Delaware have enacted such legislation; New Jersey had not enacted such legislation as of that date. Although, under certain circumstances, national banks located in different states have been permitted to merge under authority of the National Bank Act, prior to the Riegle-Neal legislation, other types of interstate acquisitions of banks had required affirmative authorization in state law, and interstate branching had been possible only to a very limited degree. The total effect of this legislation on CoreStates cannot be predicted at this time, although it is clear that certain mergers of CoreStates Banking Subsidiaries are now permitted, including the mergers contemplated in connection with the Meridian merger.

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

                                   Employees

     As of February 29, 1996, CoreStates and its subsidiaries employed 11,241 persons on a full time basis and 2,398 part-time persons on a full-time equivalent basis. CoreStates provides a variety of employment benefits and considers its relations with its employees to be satisfactory.



                        Selected Statistical Information

     Tables and selected statistical information concerning CoreStates and its subsidiaries as described below and set forth on pages of the CoreStates 1995 Annual Report to Shareholders (and Exhibit 13 page numbers) set forth below are incorporated herein by reference:

                                        Annual Report to      Exhibit 13
                                        Shareholders          Page
                                        Page Reference        Reference
                                        --------------        ----------
Distribution of Assets, Liabilities
     and Stockholders' Equity;
     Interest Rates and Interest
     Differential.....................       60-61, 64        81-84, 87

Investment Portfolio..................       70               95

Loan Portfolio........................       16-23,           16-24,
                                             65-68            88-92

Summary of Loan Loss Experience.......       21-22,           22-23
                                             67-68            91-92

Deposits..............................       60-61            81-84
                                             68               92

Return on Average Equity and Average
     Assets...........................       62               85

Short-Term Borrowings.................       49               66

     Information illustrating the interest sensitivity of CoreStates interest earning assets and interest bearing liabilities is contained on page 69 of the Annual Report to Shareholders (Exhibit 13 page 93) and on page 18 of this Form 10-K. The interest sensitivity table on page 18 of this Form 10-K is different from the table contained in the Annual Report because managerial assumptions related to the appropriate investment maturities for non-interest bearing funding sources and the repricing behavior of non-contractual deposit products which are included in the Annual Report have been eliminated from the table on page 18.



Interest Sensitivity Analysis at December 31, 1995                        Rate Maturity Period
(in millions)                                         -----------------------------------------------------------
                                                                                                         (More
                                                                                                          Than)
                                                        1-90     91-181    182-365     1-2       2-5        5
                                                        Days      Days       Days     Years     Years     Years      Total
                                                      --------  ---------  --------  --------  --------  --------  ----------
Earning Assets
--------------
Federal Funds Sold, Resale Agreements and Trading
  Account Securities                                   $   596                                                        $   596
Time Deposits                                              996     $  408    $  438                                     1,842
Investment Securities                                      452        155       381    $  430    $  439    $  133       1,990
Interest Rate Swaps                                        862        812     1,278     1,125     2,788       906       7,771
Asset Financial Futures                                      0         15       383        21         0         0         419
                                                       -------     ------    ------    ------    ------    ------     -------
   Total Discretionary Assets                            2,906      1,390     2,480     1,576     3,227     1,039      12,618
   Total Loans and Lease Financing (a)                  15,031      1,240     1,077     1,432     1,871       396      21,047
                                                       -------     ------    ------    ------    ------    ------     -------

   Total Earning Assets                                 17,937      2,630     3,557     3,008     5,098     1,435      33,665
                                                       -------     ------    ------    ------    ------    ------     -------

Liabilities
-----------
Federal Funds Purchased, Repurchase Agreements and
  Other Short-term Funds Borrowed                        1,990        102         0         0         0         0       2,092
Domestic and Foreign Time Deposits (b)                   1,312         18        12         1         5         0       1,348
Long Term Debt                                           1,023         20        21         2         7       625       1,698
Interest Rate Swaps                                      7,246         25       200        71       224         5       7,771
Liability Financial Futures                                167        237        15         0         0         0         419
                                                       -------     ------    ------    ------    ------    ------     -------
   Total Discretionary Liabilities                      11,738        402       248        74       236       630      13,328

Savings Certificates                                     1,382        933     1,724       599       453       255       5,346
Money Market, savings, and NOW accounts                  2,347        584     1,008     1,672     2,497         0       8,108
   Total Savings Certificates and                      -------     ------    ------    ------    ------    ------     -------
    Indefinite Maturity                                  3,729      1,517     2,732     2,271     2,950       255      13,454
                                                       -------     ------    ------    ------    ------    ------     -------

   Total Net Funding Sources                            15,467      1,919     2,980     2,345     3,186       885      26,782
                                                       -------     ------    ------    ------    ------    ------     -------

   Period Gap                                          $ 2,470     $  711    $  577    $  663    $1,912    $  550     $ 6,883 (c)
                                                       =======     ======    ======    ======    ======    ======     =======

   Cumulative Gap                                      $ 2,470     $3,181    $3,758    $4,421    $6,333    $6,883
                                                       =======     ======    ======    ======    ======    ======


Notes to Interest Sensitivity Analysis:
---------------------------------------

a)  Non-performing loans are included in 1-90 days.
b)  Deposit volumes exclude time not at interest.
c) Net non-interest bearing funds is the sum of non-interest bearing liabilities, shareholders' equity minus non-interest earning assets.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name and age of the current executive officers of CoreStates Financial Corp ("Corporation") and their present and previous positions held by them for at least the past five years.


NAME                      AGE    PRESENT & PREVIOUS POSITIONS
----                      ---    ----------------------------

Terrence A. Larsen        49     Chairman, Chief Executive Officer, (January 1,
                                 1988 to present) and Director (June 1, 1986 to present), President (January 1, 1992 to August
                                 2, 1994, May 6, 1986 to March 5, 1990), Chief
                                 Operating Officer (May 6, 1986 to January 1,
                                 1988) of the Corporation; Chairman and Director
                                 (October 1, 1990 to present) and President
                                 (January 1, 1992 to August 2, 1994) of
                                 CoreStates Bank; Chairman, Director (April 1,
                                 1989 to October 1, 1990), Senior Executive
                                 Officer (1987 to 1988), and Executive Vice
                                 President, (1983 to 1986) of The Philadelphia
                                 National Bank ("PNB").

Christopher J. Carey      41     Senior Vice President (November 1, 1991 to
                                 present) and Corporate Controller (July 21,
                                 1992 to present) of the Corporation and of CoreStates Bank, Vice President (November 12,
                                 1985 to November 1, 1991) of CoreStates Bank.

Charles L. Coltman, III   52     President and Chief Operating Officer (August
                                 2, 1994 to present), Assistant to the Chairman, Corporate Quality (February 1993 to August 2,
                                 1994), Chief Credit Policy

                                 Officer (September 1990 to February 1993),
                                 Executive Vice President and Credit Policy
                                 Officer (November 21, 1989 to September 1990) of the Corporation; Vice Chairman (March 1990 to September 1990) and Executive Vice President and Credit Policy Officer (1986 to 1989) of PNB.

Charles P. Connolly       47     Senior Executive Vice President and Chief Risk
                                 Policy Officer (August 2, 1994 to present),
                                 Chief Credit Policy Officer (February 1993 to
                                 August 2, 1994) of the Corporation; Executive
                                 Vice President (1987 to February 1993) of
                                 CoreStates Bank.

Robert N. Gilmore         47     Chief Technology and Processing Services
                                 Officer (August 1991 to present), Executive
                                 Vice President (September 1986 to August 1991) of the Corporation; Executive Vice President
                                 (September 1986 to present) of CoreStates Bank.

Rosemarie B. Greco        49     Chief Banking Officer (August 2, 1994 to
                                 present), Chief Retail Services Officer
                                 (October 1, 1993 to August 2, 1994) of the
                                 Corporation; President and Chief Executive
                                 Officer (August 2, 1994 to present) of
                                 CoreStates Bank; President and Chief Executive
                                 Officer of CoreStates First Pennsylvania Bank
                                 Division of CoreStates Bank (March 1991 to
                                 August 2, 1994) and Director (April 1992 to present); President and Director (1987 to March
                                 1991), Chief Executive Officer (September 1990 to March 1991), Executive Vice

                                 President (1986 to 1987) of Fidelity Bank;
                                 Senior Executive Vice President and Director
                                 (1987 to March 1991) of First Fidelity
                                 Bancorporation.

Albert W. Mandia          48     President and Chief Operating Officer (January
                                 2, 1996 to present) of CashFlex, a subsidiary of the Corporation, Executive Vice President
                                 (1989 to present) of the Corporation; Executive
                                 Vice President (April 1992 to present) of
                                 CoreStates Bank; Executive Vice President (1986 to 1989) of PNB.

Item 2 - Properties

     The principal offices of CoreStates and CoreStates Bank are located in a 25-story building known as the Philadelphia National Bank Building ("PNB Building"), located at Broad and Chestnut Streets, Philadelphia, Pennsylvania, leased from One South Broad Limited Partnership pursuant to a lease executed in 1995, and in leased space located at Centre Square West, 16th and Market Streets, Philadelphia, Pennsylvania. CoreStates and its subsidiaries and affiliates occupy approximately 308,358 square feet of the PNB Building's approximately 464,802 square feet of office space and 547,600 square feet of the office space in the Centre Square complex. Approximately 217,400 square feet of office space in the Widener Building adjacent to the PNB Building is leased for use by CoreStates Bank. In addition, office space is leased for use by CoreStates and CoreStates Bank in the following Philadelphia locations: approximately 399,193 square feet in the Penn Mutual Buildings, 510, 520 and 530 Walnut Street, and approximately 111,600 square feet in the Curtis Center, 6th and Walnut Streets.

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

     As of December 31, 1995, CoreStates had 373 additional properties, of which 159 were owned and 214 were leased. The additional owned properties aggregate approximately 1.7 million square feet, and the leased properties aggregate approximately 1.5 million square feet. Aggregate leased properties in 1995 required approximately $64,995,000 in rental payments net of sublease income.

     On May 13, 1977, CoreStates borrowed $25 million from two institutional lenders at an interest rate of 8 5/8% per annum. The loan is secured by a first lien mortgage on 27 CoreStates Bank owned properties.

Item 3 - Legal Proceedings

     In the normal course of business, CoreStates and its subsidiaries are subject to numerous pending and threatened legal actions and proceedings, in some of which the relief or damages sought are substantial. Management does not believe the outcome of these actions and proceedings will have a materially adverse effect on the consolidated financial position of CoreStates.

Item 4 - Submission of Matters to a Vote of Security Holders

     Not applicable.

                                    PART II

Item 5 - Market for the Registrant's Common Stock and Related
Stockholder Matters

     CoreStates Common Shares are traded on the New York Stock Exchange under the symbol "CFL". The table below sets forth, for the periods indicated, the high and low prices for CoreStates Common Shares as reported on the New York Stock Exchange, and cash dividends declared per share. On February 29, 1996, there were approximately 39,828 registered holders of Common Stock of CoreStates.


                                             CORESTATES
                                 -------------------------------
                                                        DIVIDEND
                                 HIGH       LOW         DECLARED
                                 ----       ---         --------

Year ended December 31, 1994:
     First Quarter.............  27 1/8     24 1/2         $0.30
     Second Quarter............  28         25              0.30
     Third Quarter.............  29 1/8     25 7/8          0.30
     Fourth Quarter............  27 5/8     22 7/8          0.34

Year ended December 31, 1995:
     First Quarter.............  33         25 5/8          0.34
     Second Quarter............  36         30 1/2          0.34
     Third Quarter.............  38 7/8     34 1/4          0.34
     Fourth Quarter............  40 1/8     34 5/8          0.42

     CoreStates currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to further dividends because they are dependent upon future operating results, capital requirements and financial condition.

     The approval of the Comptroller of the Currency is required for national banks to pay dividends if the total of all dividends declared in any calendar year exceeds the bank's net profits for that year combined with its retained net profits for the proceeding two calendar years. Under this formula CBD can declare dividends to CoreStates of approximately $37 million plus an additional amount equal to CBD's retained net profits for 1996 up to the date of dividend declaration. CoreStates Bank and NJNB will be able to declare dividends without the approval of the Comptroller of the Currency to the extent that and when retained net profits for 1996 exceed $2 million and $7 million, respectively.

Item 6 - Selected Financial Data

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 62 and 63 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Exhibit 13 pages 85 and 86).

Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 10 through 34 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Exhibit 13 pages 4 through 43).

Item 8 - Financial Statements and Supplementary Data

     Pursuant to General Instructions G(2), information required by this Item is incorporated by reference from pages 37 through 70 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1995 (Exhibit 13 pages 47 through 95).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

     Pursuant to General Instruction G(3), information required by this Item is incorporated by reference from Part I of this report on Form 10-K.

     Set forth below are the names and ages of the directors of CoreStates as of December 31, 1995, their principal occupations and the year each individual began continuous service as a director of

CoreStates or one of its predecessors. Each director has held the position or former position shown or other executive positions with the same or an affiliated or predecessor entity for at least the past five years, except as otherwise indicated. Also shown with respect to each director are directorships held in companies (other than CoreStates) which are required to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") or which are registered under the Investment Company Act of 1940 and certain other business or insurance companies.

George A. Butler, 67, Director since 1990.

     Retired; formerly President of CoreStates and CoreStates Bank, N.A.; prior to March 1990, Chairman and Chief Executive Officer of First Pennsylvania Corporation and First Pennsylvania Bank; Director of Betz Laboratories, Inc., General Accident Insurance Company, Peirce Phelps, Inc., and Thomas Jefferson University.

Nelson G. Harris, 69, Director since 1990.

     Retired Chairman of Tasty Baking Company; Chairman of the Executive Committee and Director of Tasty Baking Company (principally a manufacturer of bakery products); Director of American Water Works, Inc., PECO Energy Company, Peirce Phelps, Inc., Penn Fishing Tackle Mfg. Co., and PrimeSource Corporation.

Carlton E. Hughes, 64, Director since 1978.

     Chairman and Director of Stewart-Amos Steel, Inc. (structural steel fabrication); former President, Treasurer and Director of Stewart-Amos Equipment Co.; Director of Irex Corporation and Arnold Industries, Inc.

Ernest E. Jones, 51, Director since 1992.

     Executive Director of Greater Philadelphia Urban Affairs Coalition.

Terrence A.Larsen, 49, Director since 1986.

     Chairman and Chief Executive Officer of CoreStates; Chairman of CoreStates Bank, N.A.; prior to August 1994, Chairman, President, and Chief Executive Officer of CoreStates, and CoreStates Bank, N.A.

Herbert Lotman, 62, Director since 1990.

     Chairman and Chief Executive Officer of Keystone Foods Corporation (food manufacturing and distribution); Director of Getty Petroleum Corporation and PCI Services, Inc.

George V. Lynett, 52, Director since 1995.

     Publisher, The Scranton Times (newspaper company); Secretary/Treasurer, Shamrock Communications, Inc.; President, Towanda Daily Review; and Vice President, Wyoming County Press, Inc.

Stephanie W. Naidoff, 54, Director since 1994.

     Of Counsel, Morgan, Lewis & Bockius (law firm); formerly Vice President and General Counsel of Thomas Jefferson University (Philadelphia).

Patricia A. McFate, 63, Director since 1976.

     Senior Scientist and Program Director, Center for National Security Negotiations of Science Applications International Corporation (a systems engineering company); Senior Scientist of System Planning Corporation from October 1988 to July 1989; prior to October 1988, President and Trustee of The American-Scandinavian Foundation.

John A. Miller, 68, Director since 1977.

     Retired Chairman of Provident Mutual Life Insurance Company of Philadelphia; Chairman of the Executive Committee and Director of Provident Mutual Life Insurance Company of Philadelphia; Director of Betz Laboratories, Inc.; Chairman of the Board of Guaranty Reassurance Corp., Jacksonville, FL.

Marlin Miller, Jr., 63, Director since 1988.

     President, Chief Executive Officer, and Director of Arrow International, Inc. (a manufacturer of medical products); Director of Carpenter Technology Corp.

Seymour S. Preston, III, 62, Director since 1978.

     Chairman and Chief Executive Officer of AAC Engineered Systems, Inc. (manufacturer of equipment to deburr and finish metal parts); Retired President and Chief Executive Officer of Elf Atochem North America, Inc. (manufacturer of industrial, intermediate and specialty chemicals, and commodity and engineering plastics); Director of Scott Specialty Gases, Inc. (manufacturer and marketer of specialty gases); Director of ADCO Technologies, Inc. (manufacturer of adhesives and sealants for the automotive and construction industries).

James M. Seabrook, 62, Director since 1994.

     Chairman and Chief Executive Officer of Seabrook Brothers & Sons, Inc. (frozen food processor); Director of Bell Atlantic New Jersey, New Jersey Manufacturers Insurance Company, and New Jersey Re-Insurance Company.

J. Lawrence Shane, 61, Director since 1978.

     Retired; Formerly Vice Chairman and Director of Scott Paper Company (manufacturer of consumer and industrial paper products); Director of 1838 Bond-Debenture Trading Fund.

Raymond W. Smith, 58, Director since 1984.

     Chairman, Chief Executive Officer and Director of Bell Atlantic Corporation (telecommunications and services corporation); and Director of USAir (commercial aviation).

Harold A. Sorgenti, 61, Director since 1981.

     Chairman of Freedom Chemical Company (manufacturer of specialty chemicals); Partner, The Freedom Group Partnership (chemical industry mergers and acquisitions); prior to 1991, Vice Chairman and Director of ARCO Chemical Company; Director of Provident Mutual Life Insurance Company of Philadelphia and Crown Cork and Seal, Inc.

Peter S. Strawbridge, 57, Director since 1979.

     President and Director of Strawbridge & Clothier (regional merchandising corporation).



Agreement to Reconstitute the Board of Directors. The definitive agreement
-------------------------------------------------
between CoreStates and Meridian requires that, at the effective time of the consummation of the merger or promptly thereafter, the board of directors of CoreStates will cause the size of the board of directors to be 15, comprised of 10 of the current directors of CoreStates and 5 of the directors of Meridian. The 5 directors of Meridian are Samuel A. McCullough, Robert Cardy, Lawrence R. Pugh, George Strawbridge, Jr., and Judith M. Von Seldeneck. The 10 current directors of CoreStates are Terrence A.

Larsen, Carlton E. Hughes, Ernest E. Jones, Herbert Lotman, George V. Lynett, Patricia McFate, Marlin Miller, Jr., James M. Seabrook, Raymond W. Smith and Peter S. Strawbridge. It is expected that, subject to regulatory approvals, the merger transaction will be consummated during the first half of 1996.



Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Exchange Act requires CoreStates' officers and directors, and persons who own more than ten percent of a registered class of CoreStates' equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish CoreStates with copies of all Section 16(a) forms they file. There are no ten percent shareholders of CoreStates' equity securities.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, CoreStates believes that, during the period January 1, 1995 through December 31, 1995, all filing requirements applicable to its officers and directors were complied with except that two reports were amended in October 1995 for Mr. Sorgenti and Mr. Smith for a clerical error in reporting fractional shares as being owned that were actually sold.



Item 11 - Executive Compensation



Directors' Meetings, Committees and Compensation

     In 1995, 12 meetings of the Board of Directors of CoreStates were held. Each incumbent director who served as a director of CoreStates during 1995 attended more than 75% of the aggregate number of meetings of the Board of Directors of CoreStates and of the Committees of the Board on which each such director served. The Board of Directors of CoreStates has certain standing committees including an Audit Committee, a Human Resources Committee and a Corporate Governance Committee, the membership and functions of each are described below.

     The Audit Committee presently consists of Dr. McFate and Messrs. Hughes, M. Miller, Preston (Chairman) and Shane. During 1995, the Audit Committee held 4 meetings. The functions of the Audit Committee include: review and examination of detailed reports of the internal auditors for CoreStates including reports on the fiduciary activities of banking subsidiaries; periodic meetings with the internal auditors and credit review personnel; review of reports of regulatory agencies having jurisdiction over CoreStates and certain banking and other subsidiaries and signing of such reports on behalf of the Board of Directors; evaluation of internal accounting controls for CoreStates and for the management of the fiduciary activities of banking subsidiaries; recommending engagement and continuation of engagement of independent auditors; and meetings with, and receiving and considering recommendations of, independent auditors of CoreStates.

      The Human Resources Committee presently consists of Messrs. Lotman, M. Miller, Preston, Smith (Chairman) and Strawbridge. During 1995, the Human Resources Committee held 2 meetings. The functions of the Human Resources Committee are to: evaluate the performance of the Chief Executive Officer of CoreStates and report its assessment to the full Board of Directors; review, approve and recommend to the full Board changes in base compensation for senior officers of CoreStates and its banking subsidiaries; review, approve and recommend to the full Board material changes in CoreStates' benefit plans which significantly affect CoreStates' liabilities or the benefits provided to participants; administer the Incentive Compensation Plan for CoreStates Financial Corp and Participating Subsidiaries and the Long-Term Incentive Plan; review annually the salary budget with respect to CoreStates and its banking subsidiaries; review CoreStates' management development plans; and review other compensation and benefit plans of CoreStates and its subsidiaries.

      The Corporate Governance Committee presently consists of Messrs. Hughes (Chairman), Jones, J. Miller, M. Miller and Dr. McFate. During 1995 the Corporate Governance Committee held six meetings. The functions of the Corporate Governance Committee are to make recommendations to the full Board of Directors with respect to: nominees for election as director at the annual meeting of shareholders; nominees to fill Board vacancies between annual shareholders' meetings; and the composition of membership of the various standing committees of the Board of Directors of CoreStates. The By-laws of CoreStates provide that a shareholder may nominate a director at the annual meeting only if written notice of such shareholder's intent is given by the shareholder and received by the Secretary of CoreStates not less than forty-five days prior to the date fixed for the annual meeting. The notice shall contain and be accompanied by (a) the name and residence of such shareholder; (b) a representation that the shareholder is a holder of CoreStates' voting stock and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) such information regarding each nominee as would have been required to be included in a proxy statement filed pursuant to Regulation 14A of the rules and regulations established by the Securities and Exchange Commission under the Securities Exchange Act of 1934 (or pursuant to any successor act or regulation) had proxies been solicited with respect to such nominee by the management or Board of Directors of CoreStates; (d) a description of all arrangements or understandings among the shareholder and each nominee and any other person or persons (naming such persons or persons) pursuant to which such nomination(s) are to be made by the shareholder; and (e) the consent of each nominee to serve as director of CoreStates if so elected.

     CoreStates' Board also has the following additional committees: Executive Committee, Banking Related Committee, Investment and Funding Committee, Corporate Community Development Committee (formerly the Urban Affairs Committee) and Trust Committee.

Directors' Compensation
-----------------------

     Directors who are also officers of CoreStates or its subsidiaries do not receive any fees for Board or Committee meetings. For service in 1995 as a member of the Board of Directors of CoreStates, each director receiving fees was paid $15,000 in a fixed sum, 200 shares of Common Stock of CoreStates pursuant to the Stock Compensation Plan for Non-Employee Directors, and a fee of $1,000 for attendance at each meeting of the Board of Directors of CoreStates and, as applicable, each meeting of all committees of the Board of Directors and certain meetings attended at the request of CoreStates. In addition, a fixed sum of $8,000 was paid in 1995 to the Chairman of the Audit Committee, and $1,000 to the Chairman of each other Committee of the Board of Directors. Each member of the Audit Committee was paid an annual retainer of $5,000 in addition to attendance fees.

     Directors of CoreStates who are also directors of CoreStates Bank, received for services rendered to CoreStates Bank in 1995 an annual retainer of $7,500 and a fee of $750 for attendance at each meeting of the Board of Directors and, as applicable, each meeting of all Committees of the Board of Directors. When there is a joint meeting of a CoreStates committee and a CoreStates Bank committee, a single fee is applicable, (which is the higher of the two fees) except for joint meetings of the Audit Committees. In addition, the sum of $2,000 was paid in 1995 to the Chairman of the CoreStates Bank Audit Committee and $1,000 to the Chairman of each other Committee of the CoreStates Bank Board of Directors. These fees were in addition to those fees described above paid for services to CoreStates.

     Directors of CoreStates who were also advisory directors of the CoreStates Hamilton Bank region of CoreStates Bank ("Hamilton") received for services rendered to Hamilton during the first six months of 1995 a fixed sum of $2,500 for that six month period and a fee of $750 for attendance at each meeting of the Advisory Board of Directors of Hamilton and, as applicable, each meeting of all committees of the Advisory Board of Directors. During the first six months of 1995, directors of CoreStates who are also advisory directors of Hamilton also received a fee of $125 for attendance at each meeting of the Hamilton Regional Advisory Committees. These fees were in addition to those fees described above paid for services to CoreStates. As a result of CoreStates' redesign process, the compensation paid to Advisory Board Directors was changed. Effective July 1, 1995, Directors of CoreStates who were also Advisory Directors of the CoreStates Hamilton Bank region of CoreStates Bank received an annual honorarium of $1,000 to be paid annually in lieu of retainers and attendance fees.

     One Director of CoreStates, who was also a member of the Executive Advisory Boards of the former Independence Bancorp, Inc. ("Independence"), and the former Third National Bank and Trust Company of Scranton ("Third of Scranton") received an annual retainer of $12,000 for services rendered to Independence and an annual retainer of $13,500 for services rendered to Third of Scranton. These fees were in addition to those fees described above paid for services to CoreStates.

     Directors of CoreStates who are also directors of New Jersey National Corporation ("NJNC") and NJNB received for services rendered to such entities in 1995 a fixed sum of $5,000 and a fee of $750 for attendance at each concurrent meeting of the Boards of Directors of NJNC and NJNB and, as applicable, each meeting or concurrent meeting of all committees of the Boards of Directors. These fees were in addition to those fees described above paid for services to CoreStates.

     Under the Deferred Compensation Plan for Directors of CoreStates and CoreStates Bank (the "Directors' Deferred Plan"), directors of CoreStates and CoreStates Bank may elect prior to commencement of each term of service to defer payment of all or part of their directors' compensation. Amounts deferred are payable, as elected by the director, at the termination of the respective director's service to CoreStates or CoreStates Bank, the reaching of age 65, death, or a specified date, such payment to be made in a lump sum, in up to 10 annual installments or other method. Amounts deferred are credited to an unfunded directors' deferred compensation account. Amounts deferred after April 1, 1988 were credited with interest at an annual rate equal to 60% of the prime rate of CoreStates Bank (the "CoreStates Bank Prime Rate").

Beginning January 1, 1989, interest is credited on deferrals at a rate determined by multiplying the CoreStates Bank Prime Rate by a decimal amount equal to 1 minus 118% of the highest marginal corporate tax rate for Federal income tax purposes. Amounts deferred on or before April 1, 1988 receive earnings based on one or more of three hypothetical investments as selected quarterly by each affected participant. These provide yields equal to the return on, and appreciate or depreciate to the same extent as, funds invested in the CoreStates Bond Fund, the CoreStates Liquidity Fund and the CoreStates Equity Fund, each of which is a collective investment fund managed by CoreStates Investment Advisers, Inc. The right to receive future payments under the Directors' Deferred Plan is an unsecured claim against the general assets of CoreStates or CBNA, as applicable. Payments of deferred compensation may be made only in cash. Directors of CoreStates who also serve as advisory directors of Hamilton are entitled to defer fees paid for services rendered to Hamilton under the Directors' Deferred Plan.

     Additionally, in 1980, Hamilton established a directors' deferred compensation plan whereby participating directors of Hamilton could elect to forego certain directors' fees or other compensation for a five-year period, from January 1, 1980 through December 31, 1984, in return for the undertaking of Hamilton to pay each participating director a specified amount in 120 equal payments beginning at age 65 or 70, or at death, if earlier. Hamilton has obtained life insurance, of which Hamilton is the beneficiary, on each participating director in an amount which will cover Hamilton's obligation to pay each such director. The directors participating in this plan are Carlton E. Hughes and Marlin Miller, Jr. Total payments to be made over the 10 year distribution period or at death, if earlier, to Messrs. Hughes and Miller are $233,400 and $178,800, respectively. Amounts expensed for 1995 under the plan in respect to Messrs. Hughes and Miller were, respectively, $12,582 and $9,638.



Executive Compensation
----------------------

HUMAN RESOURCES COMMITTEE REPORT

COMPENSATION POLICIES FOR EXECUTIVE OFFICERS FOR 1995

     Compensation policies for executive officers are intended to further the earnings of CoreStates and facilitate securing, retaining and motivating management employees of high caliber and potential. The persons eligible to receive awards under these policies are officers and other employees of CoreStates and its subsidiaries who are in positions in which their decisions, actions and counsel significantly impact upon the short and long-term goals and strategies of CoreStates.

     There are three components to executive compensation: base salary, annual incentive awards, and long-term incentive awards.



Base Salaries

     Base salaries for executives are competitive with incumbent salaries for peer positions in CoreStates' comparator group. The comparator group consists of 25 to 30 companies within the super-regional banking industry that have market, geographic and size similarities to CoreStates. All of these banks are contained within the Keefe, Bruyette, & Woods 50 Index, presented in the Comparative 5 Year Cumulative Total Return graph on page 38 of this 10K Annual Report. CoreStates generally targets base salaries to the median or average rate paid for each job within the group. Published compensation surveys are utilized to monitor competitive pay levels, in addition to compensation information reported in our competitors' proxy statements.

Annual Incentive Awards

     Executive officers participate in an annual cash award program, the Incentive Compensation Plan for CoreStates Financial Corp and Participating Subsidiaries. The Human Resources Committee of the Board of Directors determines the awards granted under the Plan. Award opportunity is based on the individual executive's grade level and a mix of predetermined corporate and individual performance goals.



     Corporate Performance:

     One-hundred percent of the annual award for the Chief Executive Officer and for employees who currently report directly to him is based on corporate performance. Eighty percent of the annual award for those who report to current direct reports of the Chief Executive Officer is based on corporate performance, measured the same way. For 1995 this component of the Plan was paid at 144% of the payout target. Three measures are used as indices of corporate performance: net income after capital charge (NIACC), earnings per share, and progress toward achieving cultural change objectives.

     NIACC measures both the quantity and the quality of corporate earnings. If CoreStates earns more than its required return (and therefore has a positive NIACC) shareholder value is created. The calculation of NIACC requires three pieces of data: net income, the amount of capital employed, and the required return on that capital. The corporate required return of 13% is a risk-adjusted rate of return related to investors' alternatives in the marketplace. Because

CoreStates has an unusually high equity to asset ratio, NIACC is normalized for a 5% equity to asset ratio. Five percent is the typical ratio used by the peer comparator group. The NIACC results exceed 1995's goal.

     Growth in earnings per share is a key measure of financial strength considered by the external financial community. The use of this measure facilitates external comparison and is easily understood. The earnings per share results also exceed 1995's goal.

     Cultural change improvement is measured based on progress in advancing the corporate culture with reference to: 1) CoreValues--People, Performance, Integrity, Teamwork, Diversity, and Communication, 2) customer focus, and 3) commitment to quality. A combination of quantitative and qualitative measures is used to track results against these objectives. Quantitative measures include several routinely tracked statistics, such as the diversity of our workforce at all levels in our organization, upward and lateral mobility of our people, employee retention, training and development participation, utilization of vendors and services owned by women and people of color, and other pertinent statistics. Qualitative progress on attaining improved implementation of corporate cultural change is measured through an employee survey of a randomly selected diverse employee group.

     The corporate Incentive Compensation Plan payout for 1995 was determined to be 144%.

     Individual Performance:

     Twenty percent of the annual award for employees who report to current direct reports of the Chief Executive Officer is based on individual performance. Individual performance goals are designed to reflect a balance between attainable and "stretch" objectives and are specific to each plan participant. Individual performance objectives are established at the beginning of the year based on the functions and responsibilities of each executive's position (for example, sales targets, income goals, cost reduction objectives, etc.). Also included in the measure of individual performance are objectives that champion CoreValues and reflect or measure managerial performance. These people-focused objectives account for at least one-third of individual performance.

     Target awards are based on a percentage of the midpoint of the salary grade of each individual. Corporate and individual executive performance are evaluated, and payout levels are determined independently at zero or 50 to 150% of the payout targets.

Long-term Incentive Plan

     This plan is designed to support the long-term strategic goals of CoreStates by providing equity opportunities for individual executives based on their level of responsibility. Ownership aligns the interests of participating officers and executives with the interests of CoreStates' shareholders and ties a significant portion of senior officer compensation to shareholder returns. Under Ownership Guidelines developed in 1993 for achievement by 1998 and approved by the Human Resources Committee, the suggested number of shares to be owned varies according to the executive's salary grade, and ranges from one times salary range midpoint for Executive Vice Presidents up to 2.5 times salary range midpoint for the CEO. Stock held through the CoreStates Savings Plan is counted toward the guidelines, but unexercised stock options are not.

     The primary award vehicles for 1995 were incentive stock options (ISOs) and non-qualified stock options (NQSOs). The first $100,000 of each stock option award was granted in the form of ISOs, with the remaining portion granted in NQSOs. Stock option grants provide the grantees the opportunity to acquire common stock at a fixed price (the fair market value on the date of the grant) for a specified period of time (ten years).

     The practice of CoreStates is to keep long-term awards relatively constant from year-to-year. Stock option plans provide upside earnings potential through increases in stock value over the long term. Target awards for stock option grants are expressed as a percentage of the salary range midpoint for each participant. Actual awards may range from 75% up to 125% of the target award based on a present assessment of the long-term value of the participant's ongoing performance contribution to CoreStates. In determining these grants, the Human Resources Committee did not specifically consider the amount and value of stock currently held by individuals. For 1995, stock option awards averaged 100% of target for all participants.



Impact of IRS Pay Cap Regulations

     CoreStates' policy is to make every attempt to comply with Section 162(m) of the Internal Revenue Service Code. Section 162(m) of the Internal Revenue Service Code permits CoreStates to deduct compensation paid to a named executive in excess of $1 million only if such excess qualifies as "performance based compensation".

Summary

     Inherent in our effort to create shareholder value are attention to financial performance and strength, and focused recognition of our people as the cornerstone of the long-range competitive edge. Performance measures support the efforts to further corporate earnings and achieve a positive corporate culture. The ideal culture values all members of the workforce, maintains customer focus, and achieves excellence through commitment to quality.



               HUMAN RESOURCES COMMITTEE'S BASES FOR DETERMINING

                      THE COMPENSATION OF THE CEO FOR 1995

     The CEO's (Chief Executive Officer) base salary, and annual and long-term incentive award components are consistent with the spirit and objectives of CoreStates' executive compensation program and is as follows:



Base Salary

     The CEO's base salary is a function of CoreStates' financial performance against goals. The initial rating is then modified as appropriate by the overall culture/people evaluation, as well as a relative assessment of CoreStates' performance versus its peer group. Finally, the preceding evaluation is further modified by the Board of Directors' assessment of the CEO's performance in such areas as leadership, strategic planning, culture/people initiatives, external relations, communication, and other important factors. The Human Resources Committee prepared a formal evaluation of actual results against these annual goals. The evaluation was supported by documents citing specific reasons for the rating and included an assessment of response to unplanned events or circumstances that required a significant commitment of time and resources.

     In the Human Resources Committee's evaluation of the CEO's performance, it was specifically noted that his individual actions and leadership have had a significant effect on CoreStates' overall financial and cultural change/people value results, enhancing on-going value to shareholders through stock appreciation and growth in earnings available for dividends. The Committee's overall rating of the CEO's performance for the year was outstanding.
Although it is CoreStates' practice to target at the median of the CEO's base salaries reported in the comparative group, the Human Resources Committee has chosen to focus on total compensation rather than solely base pay.

Annual Incentive Award

     100% of the CEO's annual incentive award is based on corporate performance. For 1995 this was paid at 144% of target, based on NIACC, earnings per share, and corporate culture/people objectives as described in the preceding Annual Incentive Awards--Corporate Performance section on pages 33 and 34 of this Form 10K Annual

Report with respect to other executive officers.

     An evaluation of corporate progress against the goals was reviewed and discussed by the Human Resources Committee, who determined the final payout levels for the Chairman and the rest of the executive officers.



Long-term Incentive Plan

     The CEO participates in the Long-term Incentive Plan described above under "Compensation Policies for Executive Officers for 1995". In February 1995 Mr. Larsen was granted options based on 100% of the target for his position.



                           HUMAN RESOURCES COMMITTEE

                          Raymond W. Smith, Chairman

                 Herbert Lotman           Seymour S. Preston, III

                 Marlin Miller, Jr.       Peter S. Strawbridge

Five-Year Shareholder Return Comparison

The following line graph compares five-year cumulative total shareholder return with the Standard & Poor's 500 Composite Index and the Keefe, Bruyette & Woods 50 Index (KBW 50) a published peer-industry index. The KBW 50 is made up of fifty of the nation's significant banking companies, including money-center and most major reginal banks, and is considered representative of the price performance of the nations' largest banks. Both the S&P 500 and the KBW 50 are market-capitalization-weighted indices. The graph assumes an initial investment of $100 and reinvestment of quarterly dividends.

                  Comparative 5 Year Cumulative Total Return
                             12/31/90 to 12/31/95
                           CFL v. S&P 500 v. KBW 50

                             [GRAPH APPEARS HERE]

                   ------------------------------------------------------
                      1990     1991     1992     1993     1994     1995
-------------------------------------------------------------------------
CoreStates            100      158      196      187      194      294
-------------------------------------------------------------------------
S&P 500               100      130      140      154      156      215
-------------------------------------------------------------------------
KBW 50                100      158      202      213      202      324
-------------------------------------------------------------------------

               Comparison of Five Year Cumulative Total Return
                    December 31, 1990 to December 31, 1995
                     CFL v. S&P 500 Index v. KBW 50 Index


     Date               CFL                 S&P 500             KBW 50
     ----               ---                 -------             ------
     4Q90               100                     100                100
     1Q91               116                     114                127
     2Q91               125                     114                134
     3Q91               142                     120                156
     4Q91               158                     130                158
     1Q92               149                     127                169
     2Q92               167                     129                178
     3Q92               171                     134                174
     4Q92               196                     140                202
     1Q93               201                     146                217
     2Q93               202                     147                216
     3Q93               204                     151                223
     4Q93               187                     154                213
     1Q94               188                     149                209
     2Q94               188                     149                225
     3Q94               197                     156                220
     4Q94               194                     156                202
     1Q95               242                     172                229
     2Q95               264                     188                262
     3Q95               282                     203                304
     4Q95               294                     215                324



5 Year Qtr CGR        24.1%                   16.5%              26.5%
4 Year Qtr CGR        16.8%                   13.3%              19.6%
3 Year Qtr CGR        14.5%                   15.3%              17.1%
2 Year Qtr CGR        25.6%                   18.0%              23.3%
1995 Qtr CGR          51.4%                   37.4%              60.2%
1994 Qtr CGR           4.2%                    1.4%              -5.1%
1993 Qtr CGR          -4.9%                   10.0%               5.5%
1992 Qtr CGR          24.2%                    7.6%              27.4%
1991 Qtr CGR          58.0%                   30.3%              58.3%

                           SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ending December 31, 1993, 1994 and 1995, the cash compensation paid by CoreStates and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the chief executive officer and the other four most highly compensated executive officers of CoreStates (collectively, the "Named Executives").


                                              Annual Compensation             Long Term
                                             ---------------------           -----------

                                                            Other Annual  Awards   Payouts
                                                                         -------- ---------
                                                                                              All Other
                                        Salary     Bonus    Compensation  Options    LTIP    Compensation
 Name and Principal Position     Year    ($)*       ($)        ($)**      (#)***   ($)****     ($)*****
-----------------------------    ----  --------  ---------  ------------  -------  --------  ------------
Terrence A. Larsen,              1995  $687,981  $595,683         $3,396  148,750  $458,544       $33,750
     Chairman and Chief          1994   670,692   527,710          2,578  119,000   293,543        33,535
     Executive Officer           1993   647,000   483,068          3,373  101,800   287,100        32,350

Rosemarie B. Greco,              1995   387,308   304,344                  76,375   339,073        19,000
     President and Chief         1994   358,077   278,982          2,745   91,650                  16,923
     Executive Officer,          1993   327,500   162,360          2,449   27,600                  12,365
     CoreStates Bank, N.A.

Charles L. Coltman, III          1995   387,308   304,344                  76,375   127,152        19,000
     President and Chief         1994   297,692   278,982                  91,650    66,969        14,885
     Operating Officer           1993   233,923   122,955          2,224   26,750    51,642        11,696

Charles P. Connolly              1995   275,192   155,866            957   35,125    84,768        13,500
     Senior Executive Vice       1994   238,269   142,877          2,862   45,150    50,203        11,913
     President                   1993   206,154    99,590          1,899   18,260    51,642        10,269

Robert N. Gilmore                1995   265,000   118,037                  29,625   127,152        13,000
     Chief Technology and        1994   246,154   108,200                  35,550    66,969        12,308
     Processing Services         1993   233,923   113,119                  26,750    57,420        11,696
     Officer

     *      Annual Salary is reported for the calendar year.
     **     Other Annual Compensation includes Financial Planning.
     ***    There was a stock split on October 15, 1993. These represent post split values.
     ****   Performance Units Awards under prior Long-Term Incentive Plan
     .      1/2 of award value net of taxes is paid in cash, the other 1/2 in stock
            The gross value of Performance Units is a function of closing stock price on December 29, 1995.
            The number of shares granted in the half paid in stock is a function of the closing stock price on February 20, 1996.
     *****  All Other Compensation consists of compensation from savings and retirement plans as follows:

     . The CoreStates Savings Plan provides investment choices and company matches to individual contributions. Corporation contributions were as follows:

      1995:  Larsen--$7,500, Greco--$7,500, Coltman--$7,500, Connolly--$7,500,
             Gilmore--$7,500.
      1994:  Larsen--$7,500, Greco--$6,519, Coltman--$7,500, Connolly--$7,500,
             Gilmore--$7,500.
      1993:  Larsen--$11,792, Greco--$7,907, Coltman--$11,696, Connolly--
             $10,269, Gilmore--$11,696.

      . The 401 Excess Plan was adopted in 1992. It mirrors the CoreStates Savings Plan in that it provides investment choices and company matches for employees whose salaries are above the ERISA limits for the savings plan. Corporation contributions were:

      1995:  Larsen--$26,250, Greco--$11,500, Coltman--$11,500,  Connolly--
             $6,000, Gilmore--$5,500.
      1994:  Larsen--$26,035, Greco--$10,400, Coltman---$7,385, Connolly---
             $4,413, Gilmore---$4,808.
      1993:  Larsen--$20,558, Greco--$4,458.



                               OPTION GRANT TABLE

      The following table contains information concerning the grant of stock options under CoreStates' 1994 Long-Term Incentive Plan to the Named Executives as of December 31, 1995:

                             Option Grants in 1995*

                             Individual Grants                                  Grant Date
                            -------------------                                   Value
                                                                                ----------
                                             % of Total                           Black
                                   Options     Options    Exercise               Scholes
                           Grant   Granted   Granted to   or Base   Expiration  Grant Date
Name                        Date     (#)      Employees    Price       Date      Present
----                       ------  --------    in 1994    --------  ----------   Value**
                                             -----------                        ----------
Terrence A. Larsen         2/7/95  148,750        8.476%    $28.75      2/7/04    $693,188

Rosemarie B. Greco         2/7/95   76,375        4.352      28.75      2/7/04     355,914

Charles L. Coltman, III    2/7/95   76,375        4.352      28.75      2/7/04     355,914

Charles P. Connolly        2/7/95   35,125        2.001      28.75      2/7/04     163,686

Robert N. Gilmore          2/7/95   29,625        1.688      28.75      2/7/04     138,055

* Options reported in the table above are a combination of incentive and non-qualified stock options. All grants become exercisable one year from the date of grant and they must be exercised during employment except in the case of death, disability, retirement or involuntary termination. The term of each option is ten years.

** Results produced by the Black Scholes assumptions, below, are reduced by 10% because the options are nontransferable and 3% for risk of forfeiture:

     Expected volatility--15.39%
     Risk-free rate of return--5.9%
     Dividend yield--3.94%
     Time to exercise -- 10 years
     Market Price at Grant -- $28.75

                      OPTION EXERCISES AND YEAR-END TABLE

     The following table sets forth information with respect to the Named Executives, concerning the exercise of options during 1995 and unexercised options as of December 31, 1995:

    Aggregated Option Exercises in Last Fiscal Year, and FY-End Option Value

                                                                                   Value of
                                                                                   --------
                                                              Number of           Unexercised
                                                             Unexercised         In-the-Money
                                                             Options at           Options at
                                                             12/30/95 (#)        12/30/95 ($)
                                                           ---------------     ($37.875/Share)*
                                                                             ---------------------
                           Shares Acquired      Value       Exercisable/         Exercisable/
Name                       on Exercise (#)    Realized ($)  Unexercisable        Unexercisable
----                       ---------------   -----------   ---------------   ---------------------
Terrence A. Larsen.......                0      $      0   583,482/148,750   $9,076,943/$1,357,344

Rosemarie B. Greco.......           14,190       307,746    154,132/76,375       1,905,425/696,922
Charles L. Coltman, III..            8,436       164,634    204,716/76,375       2,197,641/696,922

Charles P. Connolly......                0             0    106,204/35,125       1,451,638/320,516
Robert N. Gilmore........              548        10,421    132,180/29,625       1,931,621/270,328

* Values for Larsen, Greco, Coltman, Connolly and Gilmore respectively represent 10, 5, 10, 9 & 10 years cumulative impact of stock option grants and exercises. One stock option grant was awarded per named executive in each year an award was made to that executive, with the exception of 1994, in which R. Greco, C. Coltman, C. Connolly and R. Gilmore each received a second grant, on 8/22/94.

                                PENSION BENEFITS

     The following table shows for various periods of credited service the estimated annual benefits currently payable upon normal retirement at age sixty-five to a participating employee, assuming final average compensation equaled 1995 compensation and Social Security covered compensation of $27,576, the amount for participants who attain Social Security retirement age during 1995. The plan formula utilizes the Social Security covered compensation as a component to calculate the pension benefit. The table reflects a straight life benefit.

                               Pension Plan Table

    Final          15        20        25        30        35
   Average      --------  --------  --------  --------  --------
 Compensation
--------------
$125,000        $ 35,560  $ 47,410  $ 59,260  $ 65,510  $ 71,760
 150,000          43,060    57,410    71,760    79,260    86,760
 175,000          50,560    67,410    84,260    93,010   101,760
 200,000          58,060    77,410    96,760   106,760   116,760
 225,000          65,560    87,410   109,260   120,510   131,760
 250,000          73,060    97,410   121,760   134,260   146,760
 300,000          88,060   117,410   146,760   161,760   176,760
 400,000         118,060   157,410   196,760   216,760   236,760
 450,000         133,060   177,410   221,760   244,760   266,760
 500,000         148,060   197,410   246,760   271,960   296,760
 600,000         178,060   237,410   296,760   326,760   356,760
 700,000         208,060   277,410   346,760   381,760   416,760
 800,000         238,060   317,410   396,760   436,760   476,760

     The Final Average Compensation used in calculating the qualified retirement plan benefit is the average of the highest 60 consecutive months of base pay (excluding all incentive and other non-salary cash payments) during the last ten years of employment, multiplied by 12 to derive an annual salary equivalent. The Final Average Compensation figure corresponds to the elements summarized in the Annual (Salary) Compensation shown in the Summary Compensation Table on pages 40 and 41 of this Form 10K Annual Report.

     The CoreStates Financial Corp Supplemental Retirement Plan (the "CoreStates Supplemental Plan") covers the excess over the limitations placed on the qualified plan by Federal law. If an employee defers salary, the CoreStates Supplemental Plan also pays the difference between what the employee would have gotten in the qualified plan had he or she not deferred salary and the qualified plan benefit excluding the deferred salary.

     The First Pennsylvania Retirement Benefit Supplement Plan (The "FP Supplemental Plan") provides selected key executive officers with retirement benefits in addition to those provided to all eligible employees under the Retirement Plan. The FP Supplemental Plan covers two types of retirement benefits. Benefit A is equal to the excess of the amount that would be payable under the Retirement Plan if it did not contain the limitation on the annual amount of pension benefit payments or the amount of recognizable compensation imposed by the Internal Revenue Code over the amount actually payable under the Retirement Plan in accordance with such limitations. Benefit C is equal to 65% of the participant's average annual base salary for the five consecutive years immediately preceding the participant's retirement or other termination of benefit. Benefit C is then reduced by the aggregate of the following amounts: the benefit under Benefit A, the Social Security benefit, the benefit under the Retirement Plan, and the benefit under any retirement plan provided by a former employer, excluding any portion of such benefit attributable to the participant's own contributions to such plan.

     The CoreStates Retirement Plan is not reduced by Social Security or other offset measures.

     As of December 31, 1995, the periods of credited service of the CoreStates' executive officers named in the Summary Compensation Table above are as follows:

                           Period of Credited
                                Service
                           ------------------
Terrence A. Larsen         17 years, 5 months
Rosemarie B. Greco          4 years, 9 months
Charles L. Coltman, III    25 years,10 months
Charles P. Connolly        23 years, 8 months
Robert N. Gilmore          14 years, 6 months

          TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

    The Named Executives are covered by an executive severance program. In the event of termination of employment (other than for cause), each would receive severance pay based on the base salary paid at the time of termination. Each executive terminated would receive 3 weeks of pay for each year of service, with a minimum total payment of 12 months and a maximum of 18 months.

     In October 1992, the Human Resources Committee of the Board of Directors approved a special severance program to take effect upon a change in control of CoreStates which would involve a 20% change in share ownership and a majority change in Board membership. In the event of termination of employment due to a change in control, the Named Executives would receive 24 months' severance pay, based upon base salary at the time of termination. If after 24 months the executive is still unable to find gainful employment, contingency pay equal to 12 months' pay or 2 weeks' pay for each year of service (whichever is longer) may be awarded. The Named Executives would also receive immediate vesting of long-term incentives and a pro-rata payment of performance units (if any) awarded under the CoreStates' current or prior Long-Term Incentive Plans. In addition, if not yet vested in the CoreStates Retirement Plan, the Named Executives would receive a retirement benefit based upon actual years of service plus the severance pay period. This benefit would be calculated in accordance with the retirement benefit formula(s) in effect at the time in the qualified plan and any supplemental retirement plans that may apply.

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

Set forth below opposite the names of each director is the number of shares of CoreStates Common Stock ("Shares") beneficially owned as of December 31, 1995. Except as otherwise indicated in the Notes to the Director Information, the persons named possess sole voting and investment power with respect to the Shares shown opposite their names. No director owns 1% or more of the outstanding Shares.


Name of Director                        Number of Shares
----------------                        ----------------
Terrence A. Larsen.........                 838,188 (1)
George A. Butler...........                  10,552
Nelson G. Harris...........                  10,000
Carlton E. Hughes..........                  10,521 (2)
Ernest E. Jones............                     753
Herbert Lotman.............                  81,914 (3)
George V. Lynett...........                  22,512 (4)
Patricia A. McFate.........                   4,600
John A. Miller.............                   8,227
Marlin Miller, Jr..........                  17,224 (5)
Stephanie W. Naidoff.......                   2,195
Seymour S. Preston, III....                  16,600
James M. Seabrook..........                   7,056 (6)
J. Lawrence Shane..........                   5,402
Raymond W. Smith...........                   4,596 (7)
Harold A. Sorgenti.........                   9,468 (8)
Peter S. Strawbridge                          2,152

Notes to Director Information

(1) This includes 732,232 Shares which Mr. Larsen has the right to acquire pursuant to unexercised stock options. Of the Shares reported as beneficially owned by Mr. Larsen, 3,646 are registered in the name of his son, 1,525 are registered in the name of his daughter, 2,180 are registered in Mr. Larsen's name as custodian for his daughter; as to all such Shares, Mr. Larsen disclaims beneficial ownership. 67,025 of the Shares registered as beneficially owned by Mr. Larsen are registered in the joint names of Mr. Larsen and his wife.

(2) 718 of the Shares reported as beneficially owned by Mr. Hughes are held in an irrevocable trust, of which his wife is trustee, for the benefit of their grandchildren. Mr. Hughes disclaims beneficial ownership of such Shares.

(3) 40,627 of the Shares reported as beneficially owned by Mr. Lotman are owned by his wife. Mr. Lotman disclaims beneficial ownership of such Shares.

(4) 191 of the Shares reported as beneficially owned by Mr. Lynett are owned by his wife. 8,510 of the Shares reported as beneficially owned are registered in the name of his children, as to which Mr. Lynett disclaims beneficial ownership.

(5) 1,600 of the Shares reported as owned by Mr. M. Miller are owned by his wife. Mr. Miller disclaims beneficial ownership of such Shares.

(6) 2,000 of the Shares reported as beneficially owned by Mr. Seabrook are registered in the name of his daughter. Mr. Seabrook disclaims beneficial ownership of such Shares.

(7) 800 of the Shares reported as beneficially owned by Mr. Smith are held in a charitable trust, of which Mr. Smith and his wife are co-trustees.

(8) 1,664 of the Shares reported as beneficially owned by Mr. Sorgenti are owned by his wife.

                                 Beneficial Ownership of Common Stock

     The following table shows at December 31, 1995 the number of shares of CoreStates Common Stock beneficially owned, including shares which may be purchased through unexercised options, by the executive officers of CoreStates named in the Summary Compensation Table on page 40 except in respect to Mr. Larsen whose share ownership is reported above in the information concerning directors:

          Rosemarie B. Greco        244,910 Shares
          Charles L. Coltman, III   316,487 Shares
          Charles P. Connolly, Jr.  156,937 Shares
          Robert N. Gilmore         174,938 Shares

     At December 31, 1995, the directors and executive officers of the CoreStates as a group beneficially owned 2,077,438 shares of CoreStates Common Stock which represents approximately 1.51% of all outstanding shares. No director or executive officer beneficially owned more than 1% of the outstanding shares.

     Included in the share amounts shown are 3,673 shares held for Mr. Coltman, and 2,898 shares held for the executive officers (other than Mr. Larsen, Ms. Greco, Mr. Coltman, Mr. Connolly and Mr. Gilmore) as a group by CoreStates Bank, N.A., as trustee under the CoreStates Savings Plan. Also included are options to acquire shares (exercisable immediately or within 60 days after December 31,
1995) held by: Ms. Greco--230,507; Mr. Coltman--281,091; Mr. Connolly--141,329;
Mr. Gilmore--161,805; and the executive officers (other than Mr. Larsen, Ms. Greco, Mr. Coltman, Mr. Connolly and Mr. Gilmore) of CoreStates as a group-- 129,308. The named individuals have sole voting and investment powers with respect to the shares owned.

     The following table sets forth information as of December 31, 1995 regarding the only persons which to CoreStates' knowledge are the beneficial owners of more than 5% of CoreStates Common Stock.



Name and Address                  Amount and Nature     Percent of
of Beneficial Owner                 of Beneficial      Common Stock
-------------------                 -------------      ------------
                                      Ownership
                                      ---------
Wellington Management Company..         8,294,040(1)          5.96%
  75 State Street
  Boston, MA 02109

----------------

(1) Wellington Management Company has reported that it is deemed the owner of the above Shares in its capacity as investment advisor to a variety of investment advisory clients.

Item 13 - Certain Relationships and Related Transactions

     Indebtedness of Directors and Management

     CoreStates' subsidiaries have from time to time made loans to some officers and directors of CoreStates and to companies with which they are associated. Such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not involve more than normal risk of collectibility or present any other unfavorable features.


                                    PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements:

     The following consolidated statements of CoreStates Financial Corp included in the Annual Report of the Registrant to its Shareholders for the year ended December 31, 1995 are incorporated by reference in Item 8:


                                   Annual Report            Exhibit 13
                                  to Shareholders              Page
                                  Page Reference             Reference
                                  ---------------           ----------

     Consolidated Statements of
     Income for the years ended
     December 31, 1995, 1994 and
     1993.......................       37                   47

     Consolidated Balance Sheets
     as of December 31, 1995 and
     1994.......................       38                   48

     Consolidated Statements of
     Changes in Shareholders'
     Equity for the years ended
     December 31, 1995, 1994 and
     1993.......................       39                   49

     Consolidated Statements of
     Cash Flows for the years
     ended December 31, 1995,
     1994 and 1993..............       40                   50-51

     Notes to the Consolidated
     Financial Statements.......       41-59                52-80


(a)  2.   Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) 3.  Exhibits
        --------

Exhibit No.                                                             Page No.
-----------                                                             --------

   2.1 Agreement and Plan of Merger dated as of October 10, 1995 by and between CoreStates Financial Corp and Meridian Bancorp Inc. and filed as Annex I to
               Registrant's Report on Form S-4 No. 333-00067 and incorporated herein by reference.

   2.2 Stock Option Agreement dated as of October 10, 1995 by and between CoreStates Financial Corp and Meridian Bancorp, Inc. Filed as Annex II to the Registrant's Report on Form S-4 No. 333-00067 and incorporated herein by reference.

   2.3 Meridian Stock Option Agreement dated as of October 10, 1995 by and between Meridian Bancorp, Inc. and CoreStates Financial Corp filed as Annex III to the Registrant's Report on Form S-4 No. 333-00067 and incorporated herein by reference.

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

Exhibit No.                                                             Page No.
-----------                                                             --------

   4.2 Indenture dated as of December 1, 1990 between CoreStates Financial Corp, CoreStates Capital Corp and The Bank of New York, as senior trustee and successor to Nations Bank of Georgia, N.A., as successor to Wachovia Bank of Georgia, N.A., (formerly The First National Bank of Atlanta). Filed as Exhibit
               4.1 to the Registrant's Current Report on Form 8-K dated January 29, 1991 and incorporated herein by reference.

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

   4.5 Second Supplemental Indenture dated as of August 1, 1994 among CoreStates Financial Corp, CoreStates Capital Corp, Bank One, Columbus, N.A. and Citibank, N.A. filed as
               Exhibit 4.5 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference.

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

Exhibit No.                                                             Page No.
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

   10.3        *       Deferred Compensation Plan for Directors of
               CoreStates Financial Corp and CoreStates Bank, N.A. as amended and restated effective January 1, 1995.

   10.4        *       The CoreStates Financial Corp Supplemental
               Retirement Plan.  Filed as Exhibit 10.9 to the
               Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

   10.5        *       Profit Sharing Deferral Plan for Officers of
               CoreStates Financial Corp and Participating Subsidiaries effective November 1, 1987. Filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987 and incorporated herein by reference.

   10.6 Agreement between New Jersey National Bank and Textron Financial - New Jersey, Inc. for the sale and leaseback of the Corporate and operations centers and four branches. Filed as

Exhibit No.                                                             Page No.
-----------                                                             --------

               Exhibit 10(i), File No. 0-6002 to the New Jersey
               National Corporation Annual Report on Form 10-K for the fiscal year ended December 31, 1985 and incorporated herein by reference.

   10.7 Lease between Centre Square, Inc. and Tishman Construction Company of Pennsylvania, Inc. and The First Pennsylvania Banking and Trust Company, dated as of December 13, 1968 as amended through January 31, 1974, for the property known as Centre Square West. Filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.

   10.8        *       First Pennsylvania Corporation Amended and
               Restated Retirement Benefit Supplement Plan filed as
               Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

   10.9        *       CoreStates Financial Corp 1992 Long Term
               Incentive Plan filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

   10.10       *       CoreStates Financial Corp Stock Compensation
               Plan For Non-Employee Directors filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

   10.11       *       CoreStates Financial Corp 401 Excess Plan For
               Senior Management filed as Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

   10.12 Agreement to Form a Joint Venture By and Among Banc One Corporation, CoreStates Financial Corp, PNC Financial Corp and Society Corporation dated as of July 21, 1992 filed as Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

Exhibit No.                                                             Page No.
-----------                                                             --------

   10.13       *       Incentive Compensation Plan for Designated
               Executives of CoreStates Financial Corp and
               Participating Subsidiaries filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

   10.14       *       Independence Bancorp, Inc. Supplemental Executive
               Retirement Plan filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

   10.15 Distribution Agreement dated September 16, 1994 among CoreStates Financial Corp, CoreStates Capital Corp and Merrill Lynch & Co., Goldman, Sachs & Co., Lehman Brothers Inc., J.P. Morgan Securities Inc., CS First Boston Corporation and Smith Barney Inc. Filed as Exhibit 1(b) to the Registrant's Registration Statement on Form S-3, No. 33-54049 and incorporated herein by reference.

   10.16 Underwriting Agreement dated September 16, 1994 among CoreStates Financial Corp, CoreStates Capital Corp and Lehman Brothers Inc., Goldman, Sachs & Co., Merrill
               Lynch & Co., J.P. Morgan Securities Inc., CS First Boston Corporation and Smith Barney Inc. Filed as Exhibit 1(a) to the Registrant's Registration Statement on Form S-3, No. 33-54049 and incorporated herein by reference.

   11          CoreStates Financial Corp Statement re Computation of
               Per Share Earnings.

   12.1 CoreStates Financial Corp and Subsidiaries Computation of Ratio of Earnings from Continuing Operations to Fixed Charges of Continuing Operations.

   12.2        CoreStates Financial Corp Computation of Ratio of
               Earnings to Fixed Charges Combined CoreStates (Parent Company) and CoreStates Capital

   13          Pages 10 through 70 of the Registrant's Annual
               Report to Shareholders for the fiscal year ended
               December 31, 1995.

Exhibit No.                                                             Page No.
-----------                                                             --------

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

(b)  Reports on Form 8-K for the quarter ended December 31, 1995:

  A Report on Form 8-K was filed on October 10, 1995 reporting the Agreement and Plan of Merger with Meridian Bancorp, Inc. dated October 10, 1995.

  A Report on Form 8-K was filed on October 18, 1995 reporting that earnings information contained in the news release of CoreStates Financial Corp dated October 18, 1995.

  A Report on Form 8-K was filed on November 14, 1995 reporting certain events in connection with the pending merger with Meridian Bancorp, Inc. and Meridian's proposed merger with United Counties Bancorporation.

Report of Independent Auditors


The Board of Directors and Shareholders
CoreStates Financial Corp

We have audited the accompanying consolidated balance sheets of CoreStates Financial Corp as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1993 financial statements of Constellation Bancorp and Independence Bancorp. Inc., which statements reflect net interest income constituting 15.6% of the related consolidated total for the year ended December 31, 1993. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion, insofar as it relates to data included for Constellation Bancorp and Independence Bancorp. Inc., is based solely on the reports of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluat-ing the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CoreStates Financial
Corp at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities, and in 1993 the Company changed its method of accounting for post-employment benefits.


                                                  /s/ Ernst & Young LLP



Philadelphia, Pennsylvania
January 17, 1996

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders of
Constellation Bancorp:

We have audited the consolidated statements of operations, changes in shareholders' equity, and cash flows of Constellation Bancorp and subsidiaries for the year ended December 31, 1993 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Constellation Bancorp and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

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

                                               /s/ KPMG Peat Marwick LLP


Short Hills, New Jersey
March 16, 1994, except as to the
     third paragraph of Note 1 and
     the last paragraph of Note 16,
     which are as of July 19, 1994

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Independence Bancorp, Inc.

We have audited the consolidated statements of income, changes in stockholders' equity, and cash flows of Independence Bancorp, Inc. and Subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Independence Bancorp, Inc. and Subsidiaries for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in the Notes to the Consolidated Financial Statements, the Company changed its method of accounting for investments in 1993.

                                        /s/ Coopers & Lybrand L.L.P.



January 19, 1994
2400 Eleven Penn Center
Philadelphia, Pennsylvania

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant) CORESTATES FINANCIAL CORP


  Signature                    Capacity                       Date
  ---------                    --------                       ----


/s/Terrence A. Larsen          Director, Chairman         March 26, 1996
---------------------------    of the Board and
Terrence A. Larsen             Chief Executive
                               Officer
                               (principal
                                executive
                                officer)

/s/ Albert W. Mandia           Executive Vice             March 26, 1996
---------------------------    President and
Albert W. Mandia               principal financial
                               officer


/s/ Christopher J. Carey       Senior Vice President      March 26, 1996
---------------------------    and Corporate Controller
Christopher J. Carey           and principal
                               accounting officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ George A. Butler           Director                   March 26, 1996
---------------------------
George A. Butler


/s/ Nelson G. Harris           Director                   March 26, 1996
---------------------------
Nelson G. Harris


/s/ Carlton E. Hughes          Director                   March 26, 1996
---------------------------
Carlton E. Hughes

  Signature                    Capacity                         Date
  ---------                    --------                         ----



/s/ Ernest E. Jones            Director                     March 26, 1996
---------------------------
Ernest E. Jones


/s/ Herbert Lotman             Director                     March 26, 1996
---------------------------
Herbert Lotman


/s/ George V. Lynett           Director                     March 26, 1996
---------------------------
George V. Lynett


/s/ Patricia A. McFate         Director                     March 26, 1996
---------------------------
Patricia A. McFate


/s/ John A. Miller             Director                     March 26, 1996
---------------------------
John A. Miller


/s/ Marlin Miller, Jr.         Director                     March 26, 1996
---------------------------
Marlin Miller, Jr.


/s/ Stephanie W. Naidoff       Director                     March 26, 1996
---------------------------
Stephanie W. Naidoff


/s/ Seymour S. Preston, III    Director                     March 26, 1996
----------------------------
Seymour S. Preston, III


/s/ James M. Seabrook          Director                     March 26, 1996
----------------------------
James M. Seabrook


/s/ J. Lawrence Shane          Director                     March 26, 1996
----------------------------
J. Lawrence Shane


/s/ Raymond W. Smith           Director                     March 26, 1996
----------------------------
Raymond W. Smith

  Signature                    Capacity                 Date
  ---------                    --------                 ----



/s/ Harold A. Sorgenti         Director                     March 26, 1996
----------------------------
Harold A. Sorgenti


/s/ Peter S. Strawbridge       Director                     March 26, 1996
----------------------------
Peter S. Strawbridge

                                EXHIBIT INDEX
                                -------------


  10.3 Deferred Compensation Plan for Directors of CoreStates Financial Corp and CoreStates Bank, N.A. as amended and restated effective January 1, 1995.

  11 CoreStates Financial Corp Statement regarding Computation of Per Share Earnings.

  12.1 CoreStates Financial Corp and Subsidiaries Computation of Ratio of Earnings from Continuing Operations to Fixed Charges of Continuing Operations.

  12.2 CoreStates Financial Corp Computation of Ratio of Earnings to Fixed Charges Combined CoreStates (Parent Company) and CoreStates Capital.

  13 Pages 10 through 70 of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995.

  21           List of Subsidiaries

  23.1         Consent of Ernst & Young LLP

  23.2         Consent of KPMG Peat Marwick LLP

  23.3         Consent of Coopers & Lybrand L.P.P.

  27           Financial Data Schedule

  99.1         Undertaking - Form S-8 Registration Statement