Form 10-Q
period 1996-03-31
CORESTATES FINANCIAL CORP
filed 1996-05-15
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended March 31, 1996               Commission file number 0-6879

                           CORESTATES FINANCIAL CORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Pennsylvania                             23-189716
    --------------------------------         -----------------------------
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)               Identification No.)

N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                               19101
- ----------------------------------------          -------------------
(Address of principal executive offices)               (Zip Code)

                                                      215-973-3827
                                                   -----------------
                                        (Registrants telephone number, including
                                                       area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X      No
                                   -----       -----

Number of Shares of Common Stock Outstanding at May 6, 1996:  221,583,035

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX


PART I.   FINANCIAL INFORMATION

                                                                      Page
                                                                      ----
Item 1 -  FINANCIAL INFORMATION

          Consolidated Balance Sheets as of March 31, 1996 and
          December 31, 1995                                              3

          Consolidated Statements of Income for the Three
          Months Ended March 31, 1996 and 1995                           4

          Consolidated Statements of Changes in Shareholders'
          Equity for the Three Months Ended March 31, 1996 and 1995      5

          Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995                     6

          Notes to the Consolidated Financial Statements              7-13

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        14-36

PART II.  OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K                              37

SIGNATURE                                                               38

EXHIBITS 11, 12.1, 12.2                                              39-41

PART I.   FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                     March 31,     December 31,
                                                       1996            1995
                                                    -----------    ------------
                                                    (Unaudited)       (Note)
ASSETS
- ------
Cash and due from banks..........................   $ 2,245,560    $ 2,755,636
Time deposits, principally Eurodollars...........     1,742,432      1,841,799
Federal funds sold and securities
 purchased under agreements to resell............       164,328        594,868
Trading account securities, at fair
 value...........................................           409          1,336
Investments available-for-sale, at fair
 value...........................................       838,239        974,711
Investments held-to-maturity (fair value:
 1996 - $998,736; 1995 - $1,017,019).............       989,615      1,015,621
Loans, net of unearned discounts of
 $119,912 in 1996 and $123,672 in 1995...........    21,564,457     21,046,535
 Less:  Allowance for loan losses................      (493,959)      (495,075)
                                                    -----------    ------------
     Net loans...................................    21,070,498     20,551,460
                                                    -----------    ------------
Due from customers on acceptance.................       432,900        549,557
Premises and equipment...........................       404,629        406,279
Other assets.....................................       828,321        929,349
                                                    -----------    ------------
     Total assets................................   $28,716,931    $29,620,616
                                                    ===========    ============

LIABILITIES
- -----------
Deposits:
 Domestic:
   Non-interest bearing..........................   $ 5,841,730    $ 6,700,599
   Interest bearing..............................    13,621,374     13,661,766
 Overseas branches and subsidiaries..............       971,109      1,140,068
                                                    -----------    ------------
     Total deposits..............................    20,434,213     21,502,433
Funds borrowed...................................     2,244,308      2,091,722
Bank acceptances outstanding.....................       432,981        549,048
Other liabilities................................     1,160,683      1,399,660
Long-term debt...................................     1,968,557      1,698,334
                                                    -----------    ------------
     Total liabilities...........................    26,240,742     27,241,197
                                                    -----------    ------------

COMMITMENTS AND CONTINGENT LIABILITIES
- --------------------------------------

SHAREHOLDERS' EQUITY
- --------------------
Preferred stock: authorized 10.0
 million shares; no shares issued................             -              -
Common stock:  $1 par value; authorized
 200.0 million shares; issued 145.875
 million shares in 1996 and 1995
 (including treasury shares of 7.401
 million in 1996 and 7.824 million in 1995)......       145,875        145,875
Other common shareholders' equity, net...........     2,330,314      2,233,544
                                                    -----------    ------------
     Total shareholders' equity..................     2,476,189      2,379,419
                                                    -----------    ------------
     Total liabilities and shareholders'
      equity.....................................   $28,716,931    $29,620,616
                                                    ===========    ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

                                                                       Three Months Ended
                                                                           March 31,
                                                                   --------------------------
                                                                      1996           1995
                                                                   -----------   ------------
INTEREST INCOME
- ---------------
Interest and fees on loans:
 Taxable income.........................                           $   478,165    $   476,900
 Tax exempt income......................                                 4,578          4,917
Interest on investment securities:
 Taxable income.........................                                26,141         34,636
 Tax exempt income......................                                 2,210          3,313
Interest on time deposits in banks......                                24,593         29,130
Other interest income...................                                 6,630          2,091
                                                                   -----------   ------------
     Total interest income..............                               542,317        550,987
                                                                   -----------   ------------
INTEREST EXPENSE
- ----------------
Interest on deposits....................                               124,001        128,390
Interest on funds borrowed..............                                27,790         27,298
Interest on long-term debt..............                                30,005         30,431
                                                                   -----------   ------------
     Total interest expense.............                               181,796        186,119
                                                                   -----------   ------------
     NET INTEREST INCOME................                               360,521        364,868
Provision for losses on loans...........                                27,500         25,000
                                                                   -----------   ------------
     NET INTEREST INCOME AFTER PROVISION
         FOR LOSSES ON LOANS............                               333,021        339,868
                                                                   -----------   ------------
NON-INTEREST INCOME
- -------------------
Service charges on deposit accounts.....                                42,436         43,930
Trust income............................                                23,454         24,330
Fees for international services.........                                22,289         21,972
Debit and credit card fees..............                                13,717         14,344
Income from investment in EPS, Inc......                                 7,388         26,493
Gains on trading account securities.....                                   748            668
Securities gains........................                                 4,254          6,395
Other operating income..................                                32,525         24,169
                                                                   -----------   ------------
     Total non-interest income..........                               146,811        162,301
                                                                   -----------   ------------
NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and benefits............                               138,109        158,059
Net occupancy...........................                                29,950         29,407
Equipment expenses......................                                20,385         19,488
Restructuring charge....................                                     -        110,000
Other operating expenses................                                81,770         97,116
                                                                   -----------   ------------
     Total non-financial expenses.......                               270,214        414,070
                                                                   -----------   ------------
INCOME BEFORE INCOME TAXES..............                               209,618         88,099
- --------------------------
Provision for income taxes..............                                77,389         32,732
                                                                   -----------   ------------
NET INCOME..............................                           $   132,229    $    55,367
- ----------                                                         ===========   ============
Average common shares outstanding.......                               138,381        144,246
                                                                   ===========   ============
PER COMMON SHARE DATA
- ---------------------
Net income..............................                                 $0.96          $0.38
                                                                   ===========   ============
Cash dividends declared.................                                 $0.42          $0.34
                                                                   ===========   ============

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                                      Common         Capital       Retained      Treasury
                                                       stock         surplus       earnings       stock         Total
                                                    -----------    -----------   ------------   ----------   -----------
Three Months Ended March 31, 1995
- ---------------------------------

Balances at beginning of year....................   $   145,878    $   781,766    $ 1,446,767    $ (24,297)   $2,350,114
Net income.......................................                                      55,367                     55,367
Net change in unrealized gain on
 investments available-for-sale,
 net of tax......................................                                         724                        724
Treasury shares acquired (3,038 shares)..........                                                  (88,696)      (88,696)
Common stock issued under employee
 benefit plans (1,137 treasury shares)...........                                     (12,065)      32,526        20,461
Common stock issued under dividend
 reinvestment plan (127 treasury shares).........                           19             (2)       3,353         3,370
Cash paid for fractional shares issued...........                                         (24)                       (24)
Foreign currency translation adjustments.........                                         108                        108
Common dividends declared........................                                     (49,083)                   (49,083)
                                                    -----------    -----------   ------------   ----------   -----------
Balances at end of period........................   $   145,878    $   781,785    $ 1,441,792    $ (77,114)   $2,292,341
                                                    ===========    ===========   ============   ==========   ===========

Three Months Ended March 31, 1996
- ---------------------------------

Balances at beginning of year....................   $   145,875    $   793,714    $ 1,690,295    $(250,465)   $2,379,419
Net income.......................................                                     132,229                    132,229
Net change in unrealized gain on
 investments available-for-sale,
 net of tax......................................                                      (2,629)                    (2,629)
Treasury shares acquired (208 shares)............                                                   (8,529)       (8,529)
Common stock issued under employee
 benefit plans (523 treasury shares).............                       16,615         (5,685)      18,914        29,844
Common stock issued under dividend
 reinvestment plan (109 treasury shares).........                          125                       3,991         4,116
Foreign currency translation adjustments.........                                         (25)                       (25)
Common dividends declared........................                                     (58,236)                   (58,236)
                                                    -----------    -----------   ------------   ----------   -----------
Balances at end of period........................   $   145,875    $   810,454    $ 1,755,949    $(236,089)   $2,476,189
                                                    ===========    ===========   ============   ==========   ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)

                                                                            Three Months Ended
                                                                                March  31,
                                                                        --------------------------
                                                                           1996           1995
                                                                        -----------    -----------
Operating Activities
- --------------------
Net income...........................................................   $   132,229    $    55,367
Adjustments to reconcile net income to net cash
provided by operating activities:
 Restructuring charge................................................             -        110,000
 Provision for losses on loans.......................................        27,500         25,000
 Provision for losses and writedowns on OREO.........................           325          2,973
 Depreciation and amortization.......................................        19,777         17,849
 Securities gains....................................................        (4,254)        (6,395)
 Other gains.........................................................             -        (19,000)
 Deferred income tax expense (benefit)...............................         4,856        (27,840)
 Increase in due to factored clients.................................        (5,715)       (76,190)
 Decrease in accrued interest receivable.............................        17,932          5,119
 Increase (decrease) in accrued interest payable.....................       (14,065)        10,175
 Other...............................................................       (39,738)        17,147
                                                                        -----------    -----------
  Net Cash Provided By Operating Activities..........................       138,847        114,205
                                                                        -----------    -----------
Investing Activities
- --------------------
Net increase in loans................................................      (651,825)      (285,157)
Proceeds from sales of loans.........................................        60,996        132,003
Loans originated or acquired - non-bank subsidiary...................    (8,730,417)    (8,356,128)
Principal collected on loans - non-bank subsidiary...................     8,678,829      8,103,859
Net (increase) decrease in time deposits, principally eurodollars....        99,367       (116,229)
Purchases of investments held-to-maturity............................      (103,454)      (150,273)
Purchases of investments available-for-sale..........................       (53,751)       (62,049)
Proceeds from maturities of investments available-for-sale...........       168,928          3,551
Proceeds from maturities of investments held-to-maturity.............       130,192        375,935
Proceeds from sales of investments available-for-sale................        20,490         91,028
Net decrease in Federal funds sold and securities purchased
 under agreements to resell..........................................       430,540        687,860
Purchases of premises and equipment..................................       (34,284)       (15,641)
Proceeds from sales and paydowns on OREO.............................         5,658          7,214
Other................................................................         7,793        (14,516)
                                                                        -----------    -----------
 Net Cash Provided by Investing Activities...........................        29,062        401,457
                                                                        -----------    -----------
Financing Activities
- --------------------
Net decrease in deposits.............................................    (1,068,461)    (1,131,116)
Proceeds from issuance of long-term debt.............................       283,070        105,000
Retirement of long-term debt.........................................       (12,798)       (92,612)
Net increase in short-term funds borrowed............................       152,753        389,462
Cash dividends paid..................................................       (57,980)       (50,152)
Purchases of treasury stock..........................................        (8,529)       (88,696)
Other................................................................        33,960         23,807
                                                                        -----------    -----------
 Net Cash Used In Financing Activities...............................      (677,985)      (844,307)
                                                                        -----------    -----------
 Decrease  In Cash And Due From Banks................................      (510,076)      (328,645)
- -------------------------------------
 Cash and due from banks at January 1,...............................     2,755,636      2,262,512
                                                                        -----------    -----------
 Cash and due from banks at March 31,................................   $ 2,245,560    $ 1,933,867
                                                                        ===========    ===========
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
Cash paid during the period for:
 Interest............................................................   $   195,861    $   175,944
                                                                        ===========    ===========
 Income taxes........................................................   $     2,750    $     2,914
                                                                        ===========    ===========
Net cash received on interest rate swaps.............................   $    11,830    $     9,727
                                                                        ===========    ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 1996

NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

   At a February 6, 1996 shareholders' meeting, an increase in the number of authorized shares of common stock from 200,000,000 to 350,0000,000 was approved, effective April 9, 1996.

NOTE B -- MERGER OF MERIDIAN BANCORP, INC.

   On April 9, 1996, CoreStates acquired Meridian Bancorp, Inc. ("Meridian") in a transaction accounted for under the pooling of interests method of accounting (the "Merger"). For each Meridian common share outstanding, 1.225 shares of CoreStates' common stock were issued. As a result of this transaction, approximately 83.4 million shares of CoreStates common stock were issued.

   The following unaudited condensed combined financial statements reflect the restatement for the acquisition of Meridian under the application of the pooling of interests method of accounting. Under the pooling of interests method of accounting, the historical book values of the assets, liabilities and shareholders' equity of Meridian, as reported on its Consolidated Balance Sheet, are carried over onto the Consolidated Balance Sheet of CoreStates after addressing conformity issues, and no goodwill or other intangible assets are created. CoreStates will include in its Consolidated Statement of Income the consolidated results of operations of Meridian for all periods presented, after addressing conformity issues.

   The following unaudited restated condensed combined financial statements do not include net credit and merger-related charges of approximately $175.0 million expected to be recorded in 1996.

   Meridian's financial statements have been restated to reflect its acquisition of United Counties Bancorporation ("UCB") on February 23, 1996, under the pooling of interests method of accounting. Meridian's financial statements reflect for each UCB common share value outstanding, 5.0 Meridian common shares were issued.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

March 31, 1996

NOTE B -- MERGER OF MERIDIAN BANCORP, INC. (continued)

                  CORESTATES FINANCIAL CORP AND SUBSIDIARIES
                   RESTATED CONDENSED COMBINED BALANCE SHEET
                                March 31, 1996
                   (in thousands, except per share amounts)


                                            CoreStates      Meridian
                                               and             and                              CoreStates
                                           Subsidiaries   Subsidiaries   Adjustments             Restated
                                          --------------  -------------  ------------          ------------
ASSETS
 Cash and due from banks................    $ 2,245,560    $   673,520                         $ 2,919,080
 Time deposits..........................      1,742,432         16,825                           1,759,257
 Investment securities held-to-maturity.        989,615      1,599,758                           2,589,373
 Investment securities                          838,239      1,710,574                           2,548,813
  available-for-sale....................
 Loans..................................     21,564,457     10,432,534     $   1,675   (b)      31,998,666
 Allowance for loan losses..............       (493,959)      (171,916)                           (665,875)
 Federal funds sold and securities......
    purchased under agreements to resell        164,328         24,172       (20,000)  (a)         168,500
 Trading account securities.............            409         74,926                              75,335
 Due from customers on acceptances......        432,900         14,636                             447,536
 Premises and equipment.................        409,753        247,614                             657,367
 Other assets...........................        823,197        541,532        (1,675)  (b)       1,363,054
                                            -----------    -----------     ---------           -----------
         Total assets...................    $28,716,931    $15,164,175     $ (20,000)          $43,861,106
                                            ===========    ===========     =========           ===========
LIABILITIES
 Deposits:
    Domestic:
       Non-interest bearing.............    $ 5,841,730    $ 2,036,846                         $ 7,878,576
       Interest bearing.................     13,621,374     10,080,189                          23,701,563
    Overseas branches and subsidiaries..        971,109            755                             971,864
                                            -----------    -----------     ---------           -----------
         Total deposits.................     20,434,213     12,117,790                          32,552,003
 Funds borrowed.........................      2,244,308        789,558     $ (20,000)     (a)    3,013,866
 Bank acceptances outstanding...........        432,981         14,636                             447,617
 Other liabilities......................      1,160,683        282,940        14,680      (d)    1,458,303
 Long-term debt.........................      1,968,557        494,710                           2,463,267
                                            -----------    -----------     ---------           -----------
         Total liabilities..............     26,240,742     13,699,634        (5,320)           39,935,056
                                            -----------    -----------     ---------           -----------
SHAREHOLDERS' EQUITY
Common stock............................        145,875        343,194      (259,767)     (c)      229,302
Capital surplus.........................        810,453        119,614       255,056      (c)    1,185,123
Retained earnings.......................      1,755,950      1,071,750       (27,026) (c) (d)    2,800,674
Treasury Stock..........................       (236,089)       (17,057)       17,057      (c)     (236,089)
Unallocated shares held by ESOP.........              -        (52,960)            -               (52,960)
                                            -----------    -----------     ---------           -----------
         Total shareholders' equity.....      2,476,189      1,464,541       (14,680)            3,926,050
                                            -----------    -----------     ---------           -----------
         Total liabilities and
          shareholders' equity..........    $28,716,931    $15,164,175     $ (20,000)          $43,861,106
                                            ===========    ===========     =========           ===========
Book value per share....................         $17.88         $22.11                              $17.88
                                            ===========    ===========                         ===========

See footnotes to the Restated Condensed Combined Balance Sheet on page 9.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued) March 31, 1996

NOTE B -- MERGER OF MERIDIAN BANCORP, INC. (continued)


            FOOTNOTES TO RESTATED CONDENSED COMBINED BALANCE SHEET


(a) Reflects elimination of intercompany Federal funds transactions.

(b) In connection with Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("FAS 114"), CoreStates prospectively adopted effective January 1, 1995 the provisions of FAS 114 as they relate to the classification of loans previously determined to be "in substance foreclosed." In accordance with FAS 114, loans determined to be in substance foreclosed should be reclassified to loans and the charges associated with writedowns against in substance foreclosed loans should be reclassified to the provision for losses on loans from non-financial expenses. As in substance foreclosed loans are immaterial, CoreStates historical information reflects in substance foreclosed loans as a component of other real estate owned ("OREO") in other assets and the charges associated with writedowns against in substance foreclosed loans in other non-financial expenses.

    Meridian adopted FAS 114 on January 1, 1995 and reclassified in substance foreclosed loans in its historical financial information from OREO/other assets to loans, and writedowns against in substance foreclosed loans from other non-financial expenses to the provision for losses on loans.

    As permitted under pooling of interests accounting, the restated financial information is presented as if CoreStates reclassified in substance foreclosed loans to loans.

(c) Reflects the conversion of 68.104 million shares of Meridian Common Stock into 83.427 million shares of CoreStates Common Stock on March 31, 1996 after giving effect to the retirement of 535 thousand shares of Meridian Common Stock held as treasury stock.

(d) Reflects the conforming accounting adjustment related to the adoption by Meridian of the FAS 106 transitional liability of $28.8 million, $18.7 million after-tax, effective January 1, 1992. See footnote (b) to Restated Condensed Combined Statements of Income on page 12.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued) March 31, 1996

NOTE B -- MERGER OF MERIDIAN BANCORP, INC. (continued)


                           CORESTATES FINANCIAL CORP
                RESTATED CONDENSED COMBINED STATEMENT OF INCOME
                          For the Three Months Ended
                                March 31, 1996
                   (in thousands, except per share amounts)


                                             CoreStates       Meridian
                                                and             and                             CoreStates
                                            Subsidiaries    Subsidiaries   Adjustments            Restated
                                          ----------------  ------------   -----------           ----------
 INTEREST INCOME
 Interest and fees on loans.............          $482,743      $227,640                           $710,383
 Interest on investment securities......            28,351        49,889                             78,240
 Interest on time deposits in banks.....            24,593           650                             25,243
 Other interest income..................             6,630         3,419        $(197)  (a)           9,852
                                                  --------      --------       ------              --------
        Total interest income...........           542,317       281,598         (197)              823,718
                                                  --------      --------       ------              --------
 INTEREST EXPENSE
 Interest on deposits...................           124,001        90,457                            214,458
 Interest on funds borrowed.............            27,790        12,164         (197)  (a)          39,757
 Interest on long-term debt.............            30,005         8,844                             38,849
                                                  --------      --------       ------              --------
        Total interest expense..........           181,796       111,465         (197)              293,064
                                                  --------      --------       ------              --------
 Net interest income....................           360,521       170,133                            530,654
 Provision for losses on loans..........            27,500        11,267                             38,767
                                                  --------      --------       ------              --------
 Net interest income after provision
  for losses on loans...................           333,021       158,866                            491,887
                                                  --------      --------       ------              --------

 NON-INTEREST INCOME
 Securities gains.......................             4,254         2,694                              6,948
 Other operating income.................           142,557        59,935                            202,492
                                                  --------      --------       ------              --------
        Total non-interest income.......           146,811        62,629                            209,440
                                                  --------      --------       ------              --------
 NON-FINANCIAL EXPENSES
 Restructuring and merger related
  charges (d)...........................                 -        14,126                             14,126
 Other operating expenses...............           270,214       132,202         (360)  (b)         402,056
                                                  --------      --------       ------              --------
        Total non-financial expenses....           270,214       146,328         (360)              416,182
                                                  --------      --------       ------              --------
 Income before income taxes.............           209,618        75,167          360               285,145
 Provision for income taxes.............            77,389        30,486          126   (b)         108,001
                                                  --------      --------       ------              --------
 Net Income.............................          $132,229      $ 44,681        $ 234              $177,144
                                                  ========      ========       ======              ========

 Average common shares outstanding......           138,381        66,229                            219,512
 PER COMMON SHARE DATA (c)
 Net Income.............................             $0.96         $0.67                              $0.81
 Cash dividends declared  (e)...........             $0.42         $0.42                              $0.42

See Footnotes to the Restated Condensed Combined Statements of Income on page 12.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued) March 31, 1996

NOTE B -- MERGER OF MERIDIAN BANCORP, INC. (continued)

                           CORESTATES FINANCIAL CORP
                RESTATED CONDENSED COMBINED STATEMENT OF INCOME
                          For the Three Months Ended
                                March 31, 1995
                   (in thousands, except per share amounts)


                                             CoreStates        Meridian
                                                 and             and                            CoreStates
                                            Subsidiaries     Subsidiaries   Adjustments          Restated
                                          -----------------  ------------   -----------         -----------
 INTEREST INCOME
 Interest and fees on loans.............           $481,817      $225,621                          $707,438
 Interest on investment securities......             37,949        64,591                           102,540
 Interest on time deposits in banks.....             29,130         1,797                            30,927
 Other interest income..................              2,091         7,759        ($167)  (a)          9,683
                                                   --------      --------       ------             --------
        Total interest income...........            550,987       299,768         (167)             850,588
                                                   --------      --------       ------             --------
 INTEREST EXPENSE
 Interest on deposits...................            128,390        99,630                           228,020
 Interest on funds borrowed.............             27,298        27,094         (167)  (a)         54,225
 Interest on long-term debt.............             30,431         6,589                            37,020
                                                   --------      --------       ------             --------
        Total interest expense..........            186,119       133,313         (167)             319,265
                                                   --------      --------       ------             --------
 Net interest income....................            364,868       166,455                           531,323
 Provision for losses on loans..........             25,000         8,021           45   (f)         33,066
                                                   --------      --------       ------             --------
 Net interest income after provision
  for losses on loans...................            339,868       158,434          (45)             498,257
                                                   --------      --------       ------             --------
 NON-INTEREST INCOME
 Securities gains.......................              6,395        11,609                            18,004
 Other operating income.................            155,906        59,693                           215,599
                                                   --------      --------       ------             --------
        Total non-interest income.......            162,301        71,302                           233,603
                                                   --------      --------       ------             --------
 NON-FINANCIAL EXPENSES
 Restructuring and merger related
  charges (d)...........................            110,000             -                           110,000
 Other operating expenses...............            304,070       149,365         (405)  (b,f)      453,030
                                                   --------      --------       ------             --------
        Total non-financial expenses....            414,070       149,365         (405)             563,030
                                                   --------      --------       ------             --------
 Income before income taxes.............             88,099        80,371          360              168,830
 Provision for income taxes.............             32,732        25,803          126   (b)         58,661
                                                   --------      --------       ------             --------
 Net Income.............................           $ 55,367      $ 54,568       $  234             $110,169
                                                   ========      ========       ======             ========

 Average common shares outstanding......            144,246        66,825                           226,091
 PER COMMON SHARE DATA (c)
 Net Income.............................              $0.38         $0.82                             $0.49
 Cash dividends declared  (e)...........              $0.34         $0.34                             $0.34

See Footnotes to the Restated Condensed Combined Statements of Income on page 12.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued) March 31, 1996

NOTE B -- MERGER OF MERIDIAN BANCORP, INC. (continued)


         FOOTNOTES TO RESTATED CONDENSED COMBINED STATEMENTS OF INCOME


(a) Reflects the elimination of intercompany interest on Federal funds transactions.

(b) Meridian adopted FAS 106 "Employers Accounting for Postretirement Benefits Other Than Pensions" on January 1, 1993, the date required under that statement. As permitted by FAS 106, Meridian elected not to recognize immediately its $28.8 million transitional liability, but to amortize that liability over 20 years. As permitted under pooling of interests accounting, the restated financial information is prepared as if Meridian adopted FAS 106 effective January 1, 1992, the date on which CoreStates adopted FAS 106, and immediately recognized the $28.8 million, $18.7 million after-tax, transitional liability. Restated salaries, wages and benefits have been adjusted accordingly.

(c) Restated earnings per common share were based on weighted average common shares outstanding as dilution from potentially dilutive common stock equivalents was less than 3% for each period.

(d) In March 1995, CoreStates completed an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructured its banking services around customers and enhanced employees' authority to make decisions to benefit customers. As a result of this process redesign, CoreStates recorded a $110 million pre-tax restructuring charge, $70.0 million after-tax or $0.49 per share, in March 1995.

    In March 1996, Meridian recorded charges of approximately $16.6 million, $15.4 million after the related tax effects, which include expenses directly attributable to Meridian's acquisition of UCB. These expenses include $10.9 million of human resources related costs, including employment contracts and severance; $1.5 million for elimination of duplicate operations and data processing facilities; and $4.2 million of other expenses, including investment banker fees and legal expenses. Also in the first quarter of 1996, Meridian recorded restructuring credits of approximately $2.5 million, $1.6 million after-tax, related to gains on the curtailment of pension benefits and branch sales both related to a process redesign which Meridian completed in the second quarter of 1995.

(e) Cash dividends declared per share for the respective periods prior to CoreStates' acquisition of Meridian assume that CoreStates would have declared cash dividends per share equal to the cash dividends per share actually declared by CoreStates.

(f) CoreStates' historical Condensed Combined Statements of Income reflect the charges associated with writedowns against in-substance foreclosed loans in other non-financial expenses. In connection with its adoption of FAS 114, Meridian elected to reclassify writedowns against in substance foreclosed loans from other non-financial expenses to the provision for losses on loans. As permitted under pooling of interests accounting, the restated financial information for all periods presented is prepared as if CoreStates reclassified writedowns against in substance foreclosed loans from other non-financial expenses to the provision for losses on loans.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)(continued) March 31, 1996

   Loans, net of unearned discounts, at March 31, 1996 and December 31, 1995 consist of the following (in thousands):


                                      March 31,    December 31,
Domestic:                               1996           1995
                                     ------------  ------------
 Commercial, industrial and other..   $ 9,944,807   $ 9,440,727
                                      -----------   -----------
 Real estate:
   Construction and development....       343,232       366,576
   Residential.....................     2,542,055     2,571,788
   Other...........................     2,492,080     2,577,755
                                      -----------   -----------
    Total real estate..............     5,377,367     5,516,119
                                      -----------   -----------
 Consumer:
   Installment.....................     1,387,770     1,331,442
   Credit card.....................     1,529,598     1,546,900
                                      -----------   -----------
    Total consumer.................     2,917,368     2,878,342
                                      -----------   -----------
 Financial institutions............     1,048,757       950,943
 Factoring receivables.............       515,737       557,272
 Lease financing...................       736,806       737,631
                                      -----------   -----------
    Total domestic.................    20,540,842    20,081,034
                                      -----------   -----------
Foreign............................     1,023,615       965,501
                                      -----------   -----------
    Total loans....................   $21,564,457   $21,046,535
                                      ===========   ===========

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

   The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments as of March 31, 1996 and December 31, 1995 (in thousands):

                                           March 31,    December 31,
                                             1996           1995
                                          ------------  ------------
Standby letters of credit, net of
 participations.........................   $   974,854   $ 1,005,261
Commercial letters of credit............     1,333,597     1,266,324
Commitments to extend credit............    10,402,785    10,219,882
Unused commitments under credit card
 lines..................................     4,010,234     3,872,641
Interest rate futures contracts:
 Commitments to purchase................     1,150,000       619,000
Commitments to purchase foreign and U.S.
 currencies..........................        1,730,520     1,659,925
Interest rate swaps, notional principal
 amounts................................     8,342,696     7,770,802
Interest rate caps and floors:
 Written................................       640,402       647,323
 Purchased..............................       928,502       948,023
Other derivatives.......................       308,415       136,000

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
- -------

   Earnings Review - In the first quarter of 1996, CoreStates Financial Corp
   ---------------
("CoreStates") recorded net income of $132.2 million or $0.96 per share, compared to $55.4 million or $0.38 per share in the first quarter of 1995. "Operating earnings" for the first quarter of 1995, which has been defined for purposes of the earnings review discussion as net income excluding the restructuring charge and a gain related to changes in an investment in an affiliate joint venture (Electronic Processing Services, Inc., - "EPS"), were $113.6 million, or $0.79 per share. First quarter net income represents a 21.5% increase on a per share basis when compared to first quarter of 1995 operating earnings of $0.79 per share.

   Operating results, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                                        Three Months Ended
                                                             March 31,                  Percentage
                                                    ---------------------------          Increase
                                                      1996               1995           (Decrease)
                                                    --------           --------         ----------
Net interest income (taxable equivalent             $  364.2           $  369.3             (1.4)%
 basis).................................            ========           ========
Net income..............................            $  132.2           $   55.4            138.6
Exclude:
 After-tax EPS gain.....................                   -              (11.8)
 After-tax restructuring charge.........                   -               70.0
                                                    --------           --------
Operating earnings......................            $  132.2           $  113.6             16.4
                                                    ========           ========

Operating earnings per share............            $   0.96           $   0.79             21.5
                                                    ========           ========

Return on average equity................               21.89%             19.63%(a)
Return on average assets................                1.87               1.63 (a)
Net interest margin.....................                5.84               5.93

Average common shares outstanding.......             138.381            144.246
- -----------------

(a) Calculated based on "Operating earnings" defined above.

   The $18.6 million improvement in operating earnings for the first quarter of 1996, as compared to the first quarter of 1995, was primarily due to a $33.9 million, or 11.1%, decrease in non-financial expenses excluding the 1995 restructuring charge. Also contributing to the improvement in first quarter operating earnings was a $5.5 million, or 3.9% increase in non-interest income excluding the 1995 affiliate joint venture gain and 1995 corporate trust fees. The $33.9 million decline in non-financial expense reflects the impact of the process redesign and the impact of reduced Federal Deposit Insurance ("FDIC") premiums. The financial impact of those aspects of the process redesign (see "Restructuring Charge/Process Redesign" beginning on page 15) implemented since March 31, 1995 was to increase first quarter of 1996 operating income by $42.7 million pre-tax, or $0.19 per share after-tax. This impact principally related to expense savings.

   Key performance measures, based on operating earnings, continued to improve on already strong ratios. Returns on average equity and assets were 21.89% and 1.87%, respectively, in the first quarter of 1996, compared to 19.63% and 1.63%, respectively, in the first quarter of 1995.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

   Merger of Meridian  Bancorp, Inc. - On April 9, 1996, CoreStates acquired
   ---------------------------------
Meridian Bancorp, Inc. ("Meridian") in a transaction accounted for under the pooling of interests method of accounting. Meridian was a Pennsylvania bank holding company with approximately $15.2 billion in assets and $12.1 billion in deposits at March 31, 1996. Based on closing share prices of April 9, 1996, the transaction was valued at approximately $3.2 billion. This in-market acquisition is expected to achieve annual pre-tax operating efficiencies of approximately $186.0 million, and is expected to add to earnings per share in 1997. Excluding 1996 net credit and merger-related charges of approximately $175.0 million, this transaction is expected to be approximately 7% dilutive to 1996 earnings per share.

   On a combined basis, CoreStates and Meridian recorded first quarter net income of $177.1 million or $0.81 per share, up from $110.2 million or $0.49 per share a year earlier. Combined operating earnings, excluding significant and unusual items in both years that are detailed below, were $190.9 million or $0.87 per share in the first quarter of 1996 and $160.8 million or $0.71 per share for the first quarter of 1995. Based on operating earnings, combined earnings per share, for the first quarter of 1996 were up 22.5% from the prior year and return on average assets of 1.75% and return on equity of 19.54% were up from 1.46% and 17.46%, respectively. The principal factor in the year-to-year improvement in combined operating earnings was an 11% decrease in non-financial expenses, largely resulting from the process redesign at CoreStates and the similar process redesign at Meridian.

   Significant and unusual items excluded from combined operating earnings in the 1996 and 1995 first quarters were as follows: in the first quarter of 1996, a restructuring credit of $1.6 million after-tax related to Meridian's process redesign and charges of $15.4 million after-tax associated with the February 23, 1996 acquisition of United Counties Bancorporation ("United Counties") by Meridian; and in the first quarter of 1995, a gain of $11.8 million after-tax related to changes in CoreStates' investment in its EPS, Inc. affiliate joint venture; a $70.0 million after-tax restructuring charge associated with CoreStates' process redesign; and a $7.6 million after-tax gain on an exchange of available-for-sale securities at United Counties.

   Restructuring Charge/Process Redesign  - In March 1995, CoreStates completed
   -------------------------------------
an intensive review of its operations and businesses and announced a corporate-wide process redesign plan, which restructured its banking services around customers and enhanced employees authority to make decisions to benefit customers. The objectives of the process redesign were: (i) to enhance CoreStates' customer focus; (ii) to accelerate the culture change already in progress at CoreStates; and (iii) to improve productivity.

   As a result of the process redesign, CoreStates recorded a $110 million restructuring charge, $70 million after-tax or $0.49 per share, in March 1995. The components of the restructuring charge were as follows (in millions):

                                Total
                                -----
Severance costs...............   $ 72
Office reconfiguration costs..     16
Branch closing costs..........     15
Outplacement costs............      3
Miscellaneous.................      4
                                 ----
   Total......................   $110
                                 ====

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

   The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 1996 and the year ended December 31, 1995 (in millions):

                                       First        Full
                                      Quarter       Year
                                       1996         1995
                                     ---------   ----------
Balance at beginning of year......     $   69       $    -
Provision charged against income..          -          110
Cash outflow (a)..................        (12)         (33)
Writedowns of assets..............         (1)          (8)
                                       ------       ------
Balance at end of period..........     $   56       $   69
                                       ======       ======
- -------------------------

(a) CoreStates' liquidity has not been significantly affected by these cashflows.

   Implementation of the process redesign plan is expected to occur within an 18-month period which began in April 1995. Future cash outflows to be incurred in implementing the process redesign plan, which were not included in the restructuring charge, will include approximately $6.0 million for capital expenditures and approximately $13.0 million in operating expenses. During the first quarter of 1996, the amount of capital expenditures related to the process redesign was $6.0 million and the amount of incremental operating expenses that were incurred related to the process redesign were approximately $4.0 million.

   CoreStates recorded restructuring credits of $3.0 million, $1.9 million after-tax or $0.01 per share in the second quarter of 1995, $2.4 million, $1.5 million after-tax or $0.01 per share in the third quarter of 1995, and $6.4 million, $4.1 million after-tax or $0.03 per share in the fourth quarter of 1995, related to gains on the curtailment of pension benefits associated with employees displaced and gains on sales of branches which were sold as a result of the process redesign.

   The process redesign is expected to generate by mid 1996, cost reductions of approximately $180 million and revenue enhancements which will yield additional revenue of approximately $30 million, combining to improve CoreStates' net income at an annual rate of $0.90 per share (over the 1994 process redesign levels). For the first quarter of 1996, the impact of the process redesign on net income was approximately $0.19 per share. This impact principally related to expense savings and exceeded the original projections for the first quarter of 1996 which was $0.12 per share. The favorable variances to original projections are principally due to timing. CoreStates does not currently anticipate exceeding the annual run rate of $0.90 per share. As with any earnings estimates, there are factors beyond CoreStates' control that could influence the actual results for 1996, such as changes in economic conditions. As a result, the actual results could differ materially from these estimates.

   Gain on Affiliate Joint Venture - In March 1995, Electronic Payment Services,
   -------------------------------
Inc. ("EPS"), an affiliate joint venture formed in 1992 to combine the consumer electronic transaction processing businesses of CoreStates and three partners, admitted a fifth partner and increased the ownership interest of an existing partner. As a direct result of this change in its ownership interest, CoreStates recognized a pre-tax gain of $19.0 million, $11.8 million after-tax or $0.08 per share, in the first quarter of 1995.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
- ---------------------

   CoreStates' five core business segments are: Corporate Banking; Regional Banking; Retail Credit; Trust and Asset Management; and Third Party Processing. The core business segments have changed from previous disclosures to reflect the new business areas as defined during the company-wide process redesign program. The following table presents the performance results for the three months ended March 31, 1996 and 1995. Each segment is comprised of well defined business lines with market or product-specific missions.

Three Months Ended March 31,
($ in millions, taxable equivalent basis)

                                       Corporate                   Regional                    Retail             Trust and Asset
                                        Banking                     Banking                    Credit               Management
                               -------------------------  ---------------------------  ----------------------  ---------------------
                                  1996          1995         1996           1995          1996        1995        1996       1995
                               -----------  ------------  -----------  --------------  -----------  ---------  ----------  ---------
Net interest income.........      $ 123.4     $ 117.5         $166.4       $ 174.1         $ 55.9     $ 56.4     $   6.2     $  7.3
Provision for losses
 on loans...................          5.6         6.7            2.8           2.3           18.9       15.7         0.2        0.3
Non-interest income.........         42.9        44.7           34.6          34.9           15.1       14.0        23.7       24.5
Non-financial expenses......         72.7        77.7          120.1         138.7           32.0       34.6        22.2       26.3
                                  -------     -------         ------       -------        -------     ------     -------     ------
Income before income taxes..         88.0        77.8           78.1          68.0           20.1       20.1         7.5        5.2
Income tax expense..........         32.6        28.8           28.6          25.0            7.4        7.3         2.7        2.0
                                  -------     -------         ------       -------        -------     ------     -------     ------
Net income..................      $  55.4     $  49.0         $ 49.5       $  43.0         $ 12.7     $ 12.8     $   4.8     $  3.2
                                  =======     =======         ======       =======        =======     ======     =======     ======

Return on assets............         1.87%       1.81%          2.50%         2.35%          1.18%      1.06%       2.89%      2.58%
Return on equity............        30.07       30.48          47.86         44.83          25.54      23.70       77.22      49.91
Average assets..............      $11,929     $10,991         $7,951       $ 7,429         $4,343     $4,910     $   668     $  503
Average equity..............      $   741     $   652         $  416       $   389         $  200     $  219     $    25     $   26

                                             Third Party
                                          Processing                 Corporate Center                 Total
                                        -------------------------  ---------------------------  ----------------------
                                            1996        1995         1996         1995             1996        1995
                                        -----------  ------------  -----------  --------------  -----------  ---------
Net interest income..................      $  (1.3)    $  (1.2)        $ 13.6       $  15.2        $ 364.2    $ 369.3
Provision for losses
 on loans............................            -           -              -             -           27.5       25.0
Non-interest income..................         48.5        63.1(a)       (18.0)        (18.9)         146.8      162.3
Non-financial expenses...............         45.6        39.5          (22.4)         97.3(b)       270.2      414.1
                                           -------     -------         ------       -------        -------     ------
Income (loss) before income taxes....          1.6        22.4           18.0        (101.0)         213.3       92.5
Income tax expense (benefit).........          0.6         8.3            9.2         (34.3)          81.1       37.1
                                           -------     -------         ------       -------        -------     ------
Net income (loss)....................      $   1.0     $  14.1         $  8.8       $ (66.7)       $ 132.2    $  55.4
                                           =======     =======         ======       =======        =======     ======

Return on assets.....................         3.56%     62.84 %          1.04%       (6.23)%          1.87%      0.79%
Return on equity.....................        11.49      163.38           3.49        (26.37)         21.89       9.57
Average assets.......................      $   113     $    91         $3,396       $ 4,344        $28,400    $28,268
Average equity.......................      $    35     $    35         $1,013       $ 1,026        $ 2,430    $ 2,347
- -------------------

(a) Includes a gain of $19.0 million pre-tax, $11.8 million after-tax, related to changes in the investment in the EPS affiliate joint venture.

(b) Includes a net restructuring charge of $110.0 million pre-tax, $70.0 million after-tax, related to a corporate-wide process redesign.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------------------

   Corporate overhead, processing and support costs, and the loan loss provision are allocated along with the impact of balance sheet management and hedging activities of CoreStates. A matched maturity transfer pricing system is used to allocate interest income and interest expense. All business lines in the five core businesses, except for the Questpoint third party processing companies, are allocated equity utilizing regulatory risk-based capital guidelines. Equity at the Questpoint companies has been assigned based on estimated legal company requirements. Fixed assets and other capital investment requirements along with intangible assets and associated costs are also allocated to relevant business units. The development of these allocation methodologies is a continuous process at CoreStates.

   The Corporate Center includes the income and expense impact of unallocated equity; unusual or non-recurring items not attributable to the operating activities of the major business areas; eliminations of intercompany business areas transactions; and miscellaneous items.

   Corporate Banking is organized into six business lines:  Large Corporate,
   -----------------
Specialized Lending, Congress Financial Corporation ("Congress Financial"), International Banking, Investment Banking, and Cash Management. Corporate Banking experienced strong first quarter of 1996 performance as net income increased $6.4 million or 13.1% above the prior year. This increase was due primarily to growth in net interest income and a decline in non-financial expenses.

   Net interest income was $5.9 million or 5.0% above the prior year, largely due to higher loan volume and lower levels of non-performing loans. Average loan outstandings increased 8.5% from the first quarter of 1995 largely due to increases in fixed-rate loans, which have much narrower spreads than prime related loans. Congress Financial's average loans increased 7.1%. Non-performing loans declined 47.6% from the first quarter of 1995 largely due to declines in loans to finance companies and the real estate portfolio. Partially offseting these improvements in net interest income was the impact of declines in interest rate spreads which has become commonplace in an industry competing for quality asset retention and growth.

   Non-financial expenses declined $5.0 million or 6.4% from the prior year first quarter largely due to declines in staff expense (resulting from the recent process redesign), legal and other consulting expenses, FDIC expenses, and OREO expenses. Non-interest income decreased $1.8 million or 4.0% from the prior year, largely due to a $6.2 million securities gain recorded by the Corporate Finance Group in the first quarter of 1995 on the sale of equity securities acquired in connection with a prior loan arrangement. Excluding securities gains, non-interest income increased $4.5 million, or 11.7% due to increases in international service fees and other miscellaneous income. International service fees (excluding foreign exchange) increased $1.4 million or 8.8% above the first quarter of 1995 due to increases in revenue from the Global Financial Institutions segment. Foreign exchange income declined approximately $0.8 million or 15% when compared to the first quarter of 1995. Other miscellaneous income increased $3.6 million due to increases in loan syndication fees, and other Corporate Banking income. Total cash management revenue (which includes service charge income, international service fees, and the value of demand deposit volumes) increased 3.9%, largely due to an increase in demand deposit volumes.

   Regional Banking includes Retail Banking and Delivery, Commercial Banking
   ----------------
(Small Business Lending) and Middle Market Lending. Net income for the first quarter of 1996 was $49.5 million which was $6.5 million or 15.1% over the first quarter of 1995. This increase was primarily due to a decline in non-financial expenses.

   Net interest income declined $7.7 million or 4.4%. The decrease was driven by narrowing deposit spreads, down 18 basis points resulting in a $5.9 million reduction in net interest income, and a decline in deposit volumes of $445 million resulting in a net interest income reduction of $3.2 million. The volume decline was partially influenced by several branch sales in late 1995, which included $150 million in deposits, and some expected runoff from acquisitions completed in 1994. In addition, loan spreads declined 6 basis points for a $1.0 million impact. Loan outstandings grew $192 million contributing a $1.4 million favorable impact to net interest income. Commercial loans increased $156 million, while home equity loans grew by $61 million.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------------------

   Non-interest income declined $0.3 million or 0.9%. Service charges declined $1.2 million from the first quarter of 1995, driven by a decline in deposit levels and a migration of customers into package accounts. Branch sales in 1995 also affected service charges resulting in a $0.2 million quarter-to-quarter decline. These declines were partially offset by a $0.5 million increase in loan servicing income generated from previous loan securitizations.

   Non-financial expenses decreased $18.6 million or 13.4%. The discontinuance of FDIC premiums in 1996 resulted in a $7.4 million quarter-to-quarter decrease in expenses. Personnel expenses declined $6.3 million due to branch closings/sales and streamlining achieved by the company-wide process redesign. Non-personnel expenses were down $4.9 million also resulting from branch closings/sales and the process redesign.

   Retail Credit Services includes the following major business lines:  Credit
   ----------------------
Card, Indirect Auto and Leasing, Educational Lending, Mortgage Services and CARD LINX (CoreStates merchant credit card processing business).

   Net income for Retail Credit Services was $12.7 million in the first quarter of 1996, almost level with the first quarter of 1995. The impacts of an increase in non-interest income and a reduction in non-financial expenses were offset by a $3.2 million increase in the provision for losses on loans and lower net interest income.

   Total Retail Credit Services net interest income declined by $0.5 million when compared to 1995. A 15% increase in the Credit Card Portfolio loan outstandings and a $0.8 million increase in Credit Card loan fees, was offset by declines in the interest rate spreads on the Credit Card Portfolio and the Indirect Auto and Leasing portfolios. Also contributing to the decline in net interest income was the sale of $500 million in mortgage loans in 1995.

   Non-interest income increased by $1.1 million or 8.3% in the first quarter of 1996 to $15.1 million. This was primarily due to an increase in Mortgage Services non-interest income of $1.6 million partially offset by a $0.5 million decrease in CARD LINX merchant fee income. Non-financial expenses declined $2.6 million or 7.5% from the first quarter of 1995, primarily as a result of the process redesign.

   Trust and Investment Management is organized into four business lines:
   -------------------------------
Institutional Trust, Personal Trust, Private Banking, and Investment Management. The Corporate Trust business, previously included in Institutional Trust, was sold during the fourth quarter of 1995. Net income of $4.8 million for the first quarter of 1996 increased by $1.6 million or 50% over 1995.

   Net interest income declined by $1.1 million or 15.1% primarily due to the loss of demand balances related to the sale of the Corporate Trust business. Similarly, a $0.8 million shortfall in non-interest income occurred principally due to a $2.0 million loss of fee revenue related to the Corporate Trust business. Partially offsetting the loss of Corporate Trust fees were increases in Investment Management fees related to increased asset values and additional revenues generated from the implementation of the process redesign. Expense levels declined by $4.1 million or 15.6% from the first quarter of 1995 due to savings related to the process redesign and reductions in expenses associated with the sale of the Corporate Trust business.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------------------

   Third Party Processing consists of the QuestPoint processing companies that
   ----------------------
have been formed over the past two years and earnings from CoreStates' investment in Electronic Payment Services, Inc. ("EPS"). The QuestPoint companies include: Transys - a provider of check processing and payment services activity to CoreStates and other financial institutions; CashFlex - a leading supplier of Remittance Processing services nationwide with processing sites in key markets within the United States and with recent expansion into Canada; and SynapQuest -a provider of both retail credit card processing for CoreStates and commercial card processing services to CoreStates and other financial institutions.

   Third Party Processing ("TPP") revenue for the first quarter of 1996 totaled $48.5 million including $41.1 million for the QuestPoint processing companies and $7.4 million for EPS. The first quarter of 1995 revenue of $63.1 million included a $19.0 million non-recurring gain related to changes in CoreStates' investment in EPS and $7.5 million for EPS. Excluding the non-recurring EPS gain, year-to-year revenue growth for the first quarter of 1996 was $4.4 million or 10%. The CoreStates intercompany business, which accounts for 47% of the TPP revenue base, gained $0.6 million or 3%. External TPP business accounts for the remaining 53% of the revenue base and increased $3.8 million or 17%.

   The increase in TPP revenue reflects one additional month of income in 1996, worth $1.8 million, due to the acquisition of Nationwide Remittance Centers, Inc. ("NRC"), a lockbox processing subsidiary, on January 27, 1995. The remaining revenue growth was due to normal business expansion at CashFlex. Higher external check processing revenues at Transys were offset by lower cash letter income. Income from the investment in EPS, excluding the $19.0 million gain recognized in 1995, was down $0.1 million. Income from the investment in EPS reflects CoreStates' share in EPS net income, interest income on a 6.45% note and $3.4 million for amortization of a deferred gain.

   Net income for the first quarter of 1996 was $1.0 million compared to net income of $14.1 million for the prior year. The first quarter of 1996 net income is $1.3 million less than first quarter of 1995 net income excluding the EPS non-recurring gain. Operating expenses were higher in the first quarter of 1996 compared to the same period last year. This was due primarily to increased costs related to business growth, capacity expansion and investments in capital and new products. Included in operating expenses was noncash expenses for depreciation and amortization of intangible assets, totalling $2.6 million in the first quarter of 1996, compared to $2.1 million in the first quarter of 1995.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME
- -------------------

   The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the first quarter of 1996 was $364.2 million, a decrease of $5.1 million, or 1.4%, from the first quarter of 1995. The net interest margin was 5.84% for the first quarter of 1996, compared to 5.93% for the first quarter of 1995. The decreases in net interest income and the net interest margin principally reflects the impact of narrower spreads on loans and deposits offset slightly by increased loan volume and lower levels of non-performing assets. Loan volume increases occurred at Congress Financial, the asset-based financing subsidiary, in other commercial loans, and in the credit card portfolio. The strength of CoreStates' net interest income and net interest margin stems from the combination of wide spreads on both loans and deposits and a balance sheet which has a relatively high portion of loans and a large base of non-interest bearing funding.

   Compared to the fourth quarter of 1995, taxable equivalent net interest income for the first quarter of 1996 decreased $14.6 million, or 3.9%. The decline in first quarter interest income, as compared to the fourth quarter of 1995, also reflected narrower spreads on domestic loans and deposits as the average rate earned on loans decreased 25 basis points, versus a decrease of only 15 basis points in the rate paid on deposits.

   The following table compares taxable equivalent net interest income for the three months ended March 31, 1996 versus the first quarter of 1995 and the fourth quarter of 1995, respectively (in millions):

Taxable Equivalent Net Interest Income
- --------------------------------------

                                            Three Months Ended                  Increase (decrease)
                                  --------------------------------------  --------------------------------
                                    Mar 31,      Mar 31,      Dec 31,        Mar 1996/        Mar 1996/
                                     1996         1995          1995         Mar 1995         Dec 1995
                                  -----------  -----------  ------------  ---------------  ---------------
Total interest income...........      $542.3       $551.0        $568.4            $(8.7)          $(26.1)
Tax equivalent adjustment.......         3.7          4.4           4.1             (0.7)            (0.4)
                                      ------       ------       -------            -----           ------
Tax equivalent interest income..       546.0        555.4         572.5             (9.4)           (26.5)
Total interest expense..........       181.8        186.1         193.7             (4.3)           (11.9)
                                      ------       ------       -------            -----           ------
Taxable equivalent net
 interest income................      $364.2       $369.3        $378.8            $(5.1)          $(14.6)
                                      ======       ======       =======            =====           ======

Interest rate spread............        4.79%        4.91%         4.89%
                                      ======       ======       =======
Net interest margin.............        5.84%        5.93%         5.97%
                                      ======       ======       =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------------------

   The following rate/volume analysis on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

                                      Increase (decrease) in interest                   Increase (decrease) in interest
                              ------------------------------------------------  ------------------------------------------------
                                             Three Months Ended                                Three Months Ended
                                             March 31,1996/1995                         March 31, 1996/December 31, 1995
                              ------------------------------------------------  ------------------------------------------------
                                                    Change attributable to                            Change attributable to
                                  Income/           ----------------------          Income/           ----------------------
                                  expense           Volume           Rate           expense          Volume           Rate
                              ----------------  --------------  --------------  ----------------  -------------  ---------------
Interest earning assets
- -----------------------
Time deposits-Eurodollar....           $ (4.5)         $ (2.2)         $ (2.3)           $ (2.4)         $ 0.2           $ (2.6)
Investment securities.......            (10.2)          (10.9)            0.7              (1.6)          (1.9)             0.3
Federal funds sold..........              4.4             4.7            (0.3)             (0.3)           1.2             (1.5)
Trading account securities..              0.1             0.1               -               0.1              -              0.1
Loans:
 -  Domestic................             (4.2)            5.0            (9.2)            (22.4)          (3.2)           (19.2)
 -  Foreign.................              5.0             5.7            (0.7)              0.1            1.0             (0.9)
                                       ------          ------          ------            ------          -----           ------
   Total interest income....             (9.4)            2.4           (11.8)            (26.5)          (2.7)           (23.8)
                                       ------          ------          ------            ------          -----           ------

Interest bearing funds
- ----------------------
Deposits:
 Domestic...................             (4.9)           (2.6)           (2.3)             (7.6)           0.8             (8.4)
 Overseas...................              0.5            (0.1)            0.6              (0.5)          (0.2)            (0.3)
Funds borrowed:
 Federal funds purchased....             (0.5)            0.7            (1.2)             (0.4)          (0.1)            (0.3)
 Other......................              1.0             2.0            (1.0)             (4.2)          (2.9)            (1.3)
Long-term debt..............             (0.4)            2.4            (2.8)              0.8            2.6             (1.8)
                                       ------          ------          ------            ------          -----           ------
 Total interest expense.....             (4.3)            2.4            (6.7)            (11.9)           0.2            (12.1)
                                       ------          ------          ------            ------          -----           ------

Net interest income.........           $ (5.1)         $   --          $ (5.1)           $(14.6)         $(2.9)          $(11.7)
- -------------------                    ======          ======          ======            ======          =====           ======

- -------------------
- - Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------------------

  The effect of cash basis and other non-performing loans on interest income and net interest income for the three months ended March 31, 1996 and 1995 was as follows (in millions):

                                              Three
                                           Months Ended
                                             March 31,
                                          --------------
                                           1996    1995
                                          ------  ------
Interest income due on non-performing
 loans in accordance with their
 original terms..................         $  3.1  $  5.9
Interest income on non-performing loans
 reflected in total interest income.....     2.1     3.1
                                          ------  ------
Net reduction in interest income........  $  1.0  $  2.8
                                          ======  ======

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------

   The provision for loan losses for the first quarter of 1996 was $27.5 million, up $2.5 million from the provision recorded in the prior year first quarter, but equal to the provision for the fourth quarter of 1995. The increase in the provision over the comparable period in 1995 is due primarily to an increase in the rate of loan charge-offs in the credit card portfolio and growth in credit card loans outstanding.

   The following table presents an analysis of changes in the allowance for loan losses for the three-month period ended
March 31, 1996 and 1995 (in millions):


                                           Three Months Ended
                                                March 31,
                                          ---------------------
                                             1996       1995
                                          ----------  ---------
Balance at beginning of period..........     $495.1     $500.6
Provision charged to operating expense..       27.5       25.0
Loan charge-offs........................      (45.9)     (43.3)
Recoveries of loans previously charged         17.3       16.4
 off....................................     ------     ------
  Net loan charge-offs..................      (28.6)     (26.9)
                                             ------     ------
Balance at end of period................     $494.0     $498.7
                                             ======     ======

Ratios:
Net charge-offs (annualized) as a
 percentage of average total loans......       0.55%      0.52%
Allowance for loan losses as a
 percentage of loans at
  end of period.........................       2.29       2.38
Allowance for loan losses as a
 percentage of non-performing loans.....      310.7      206.2

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES - continued
- ---------------------------------------------------

   The following tables reflect the distribution of net loan charge-offs (recoveries) by loan type for the three-month period ended March 31, 1996 and 1995 (in millions):


                                              Three Months Ended                Three Months Ended
                                                March 31, 1996                    March 31, 1995
                                       --------------------------------  ---------------------------------
                                                                % of                              % of
                                                     % of      Total                   % of       Total
                                          Net      Average      Net         Net      Average       Net
                                        Charge-      Loan     Charge-     Charge-      Loan      Charge-
                                         offs        Type (a)  offs        offs        Type (a)   offs
                                       ----------  --------  ----------  ----------  --------  -----------
Domestic:
Commercial, industrial and other.....      $ 6.0       0.3%       21.0%      $ 5.9       0.3%        21.9%
Real estate:
 Construction and development loans..       (0.3)     (0.4)       (1.0)        1.1       1.3          4.1
 Other...............................        0.6         -         2.1         9.5       0.5         35.3
Consumer:
 Credit Card.........................       17.8       4.5        62.2        10.4       3.1         38.7
 Installment.........................        2.6       0.8         9.1         0.2       0.1          0.7
Other (b)............................        1.9       0.4         6.6        (0.2)        -         (0.7)
                                           -----                 -----       -----              ---------
 Total domestic......................       28.6       0.6       100.0        26.9       0.5        100.0
                                           -----                 -----       -----              ---------
Foreign..............................          -         -           -           -         -            -
                                           -----                 -----       -----              ---------
 Total net charge-offs...............      $28.6       0.5%      100.0%      $26.9       0.5%       100.0%
                                           =====                 =====       =====              =========

- ----------------
(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

  Total non-performing assets at March 31, 1996 increased $10.0 million, or 5.8%, from December 31, 1995. The increase in non-performing assets from December 31, 1995 was primarily due to the placement on non-accrual status of a single commercial loan of approximately $15.5 million. Compared to the first quarter 1995, non-performing assets decreased $117.2 million, or 39.2% primarily in the commercial loan and real estate portfolios. The $117.2 million decrease was due to improved credit quality and the receipt of payment against two large non-performing assets.

  The following table summarizes non-performing assets at March 31, 1996 and December 31, 1995 (in millions):


                                                 March 31,                December 31,
                                                   1996                      1995
                                          ------------------------      ----------------
Non-accrual loans.......................         $ 157.5                    $143.2
Renegotiated loans......................             1.5                       1.6
                                                 ------                     ------
  Total non-performing loans............           159.0                     144.8
Other real estate owned (OREO)..........            22.5                      26.7
                                                 ------                     ------
  Total non-performing assets...........         $ 181.5                    $171.5
                                                 ======                     ======

  The following table reflects the distribution of non-performing assets by loan type at March 31, 1996 and December 31, 1995 (in millions):

                                              March 31, 1996           December 31, 1995
                                          -----------------------   ------------------------
                                                           % of                        % of
                                              Non-         Loan          Non-          Loan
Domestic:                                  performing      Type       performing       Type
                                          -------------   -------   ---------------   ------
 Commercial, industrial and other.......         $ 64.3       0.6%           $ 52.1      0.5%
                                                 ------                      ------
 Real estate:
  Construction and development..........           10.4       3.0               8.0      2.2
  Other loans...........................           82.8       1.6              80.5      1.6
  Other real estate owned...............           22.5         -              26.7        -
                                                 ------                      ------
   Total real estate....................          115.7       2.2             115.2      1.6
                                                 ------                      ------
 Other domestic loans (a)...............            1.5       0.1               4.2      0.2
                                                 ------                      ------
  Total domestic non-performing assets..          181.5       0.9             171.5      0.9
                                                 ------                      ------
Foreign loans...........................              -         -                 -        -
                                                 ------                      ------
  Total non-performing assets (b).......         $181.5       0.8            $171.5      0.8
                                                 ======                      ======
  % Total assets........................            0.6%                        0.6%
                                                 ======                      ======

(a) Includes loans to financial institutions and lease financing.

(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $66 million and $59 million at March 31, 1996 and December 31, 1995, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED  - continued
- ------------------------------------------------

   The following table summarizes the components of the change in non-performing assets for the first quarter of 1996 (in millions):

Beginning balance..............    $  172
Additions......................        49
Return to accrual..............        (4)
Payments.......................       (21)
Charge-offs....................       (14)
                                   ------
 Net change....................        10
                                   ------
Ending balance.................    $  182
                                   ======

NON-INTEREST INCOME
- -------------------
(in millions)

                                  Three Months Ended         Percentage
                                       March 31,          Increase (decrease)
                                 ---------------------   ---------------------
                                    1996       1995
                                   ------     ------
Basic banking transactional        $101.9     $102.6           (0.7)  %
 services (a)..................
Income from investment in EPS,        7.4        7.5           (1.3)
 Inc...........................
Third party processing fees (b)      13.8       10.1           36.6
Investment securities gains....       4.3        6.4
Other non-interest income......      19.4       14.7           32.0
                                   ------     ------
Non-interest income before
 significant and unusual
 items.........................     146.8      141.3            3.9
Corporate trust fees...........         -        2.0(a)
Significant and unusual items..         -       19.0(c)
                                   ------   --------
Total non-interest income......    $146.8     $162.3           (9.6)
                                   ======     ======

(a) Comprised of debit and credit card fees, service charges on deposit accounts, trust income, and fees for international services. For presentation purposes, fee income on the corporate trust business, which was sold in the fourth quarter of 1995, was reclassed to a separate line.

(b) Includes revenues for CashFlex lockbox processing, Transys check processing, and Synapquest credit card and merchant processing.

(c) Reflects the $19.0 million pre-tax gain related to the changes in the investment in the EPS, Inc. affiliate joint venture.

   Non-interest income before significant and unusual items for the first quarter of 1996 increased 3.9% from the first quarter of 1995, reflecting an increase in third party processing fees. Revenues from CoreStates' basic banking transactional services declined slightly, as a $0.3 million, or 1.4%, increase in fees for international services and a $1.1 million, or 5.4% increase in trust income were offset by declines of $1.5 million, or 3.4%, in service charges on deposits, and $0.6 million, or 4.4%, in debit and credit card fees. The increase in trust income, excluding the loss of $2.0 million in fee revenue resulting from the sale of the corporate trust business in the fourth quarter of 1995, was due to increases in investment management fees related to increased asset values and additional revenues generated from the implementation of the process redesign. The decline in service charges on deposits is driven by a decline in deposit volumes and was also affected by the branch sales in late 1995. The decrease in debit and credit card fees was principally caused by a decline in merchant fee income. The increase in third party processing fee income primarily reflected one additional month of income in 1996, $1.8 million, due to the acquisition of Nationwide Remittance Centers, Inc. ("NRC") on January 27, 1995; $0.6 million of revenues due to new business development at Transys; and the remaining increase was due to growth in business at CashFlex.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-INTEREST INCOME  -  continued
- ---------------------------------

   Other non-interest income for the first quarter of 1996 increased $4.7 million, or 30.2%, principally as a result of a $1.4 million increase in loan syndication fees, a $0.7 million gain on sale of mortgages and an increase of $0.5 million over first quarter 1995 on installment loan securitizations.

   Investment securities gains in the first quarter of 1996 were $4.3 million compared to $6.4 million in the prior year first quarter. Investment securities gains in the first quarter of 1996 includes gains of $1.3 million recorded on sales of certain foreign investments and $1.5 million gain on sale of certain
bank stocks.   The first quarter of 1995 included a $6.2 million gain recorded on the sale of equity securities acquired in connection with a prior loan arrangement.

NON-FINANCIAL EXPENSES
- ----------------------------------------
(in millions)

                                           Three Months Ended         Percentage
                                                March 31,         Increase (decrease)
                                          ---------------------   ------------------
                                              1996      1995
                                             ------    ------
Salaries, wages and benefits............     $138.1    $158.1            (12.7)%
Net occupancy expense...................       29.9      29.4               1.7
Equipment expense.......................       20.4      19.5               4.6
Amortization of intangible assets.......        6.3       7.1             (11.3)
FDIC premiums...........................        0.1      11.0             (99.1)
Other operating expenses................       75.4      79.0              (4.6)
                                             ------    ------
Non-financial expense before
 significant and unusual items..........      270.2     304.1             (11.1)
Significant and unusual items...........          -     110.0(a)
                                             ------  --------
Total non-financial expenses............     $270.2    $414.1             (34.8)
                                             ======    ======

(a) Reflects the $110.0 million restructuring charge related to the corporate-wide process redesign. See "Restructuring Charge/Process Redesign" on page 15 for more detail.


  Total non-financial expenses before significant and unusual items for the first quarter of 1996 were $270.2 million, a decrease of $33.9 million, or 11.1%, from the first quarter of 1995. This decline reflects the impacts of the benefits of those aspects of the process redesign implemented to date, branch closings/sales, and a $10.9 million reduction in FDIC premiums. Most of the reduction in FDIC premiums will be used to fund investments in technology to support improved products and services and increased volume.

CAPITAL MANAGEMENT
- ------------------

   CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at March 31, 1996 under risk-based capital guidelines was $2.3 billion or 8.7% of risk-weighted assets, for Tier 1 capital and $3.2 billion, or 12.3%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at March 31, 1996 exceed the risk-based capital standards that require all banks to have Tier 1 capital of at least 4% and total capital of 8%.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL MANAGEMENT - continued
- ------------------

   Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 8.1% at March 31, 1996. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

   Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. A bank is considered "well capitalized", the highest regulatory category, if it has minimum Tier 1 and Total risk-based capital ratios of 6% and 10%, respectively, and a minimum Tier 1 leverage ratio of 5%. As illustrated in the following table, the banking subsidiaries of CoreStates were "well capitalized" at March 31, 1996.


                                              Regulatory Capital Ratios
                                     --------------------------------------------
                                        Tier 1         Total         Leverage
                                     -------------  ------------  ---------------
CoreStates Bank, N.A...............           7.4%         10.3%             6.7%
New Jersey National Bank...........          12.7          16.0              7.8
CoreStates Bank of Delaware, N.A...           7.1          11.9              6.5

   CoreStates' dividend on its common stock was $0.42 per share in the first quarter of 1996 and $0.34 per share in the first quarter of 1995. The common dividend payout ratio was 43.8% for the first quarter of 1996, compared to 43.0%, for the first quarter of 1995.

INTEREST RATE RISK MANAGEMENT
- -----------------------------

   Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. At CoreStates, measurement of near term interest rate risk focuses on potential changes in net interest income identified through computer simulations against both rising and falling interest rates. Longer term repricing risks are measured using potential changes in the present value of future income streams inherent in current positions. Gap analysis is used to
manage strategy execution.   All measurements of interest rate risk include the
impact of off-balance sheet activities. Under CoreStates' policy, rate changes of at least 200 basis points in either direction over a six-month period are simulated with rate related negative net interest income volatility over a twelve-month horizon limited to 4% of shareholders' equity. Changes are measured relative to a base forecast in which rates remain constant at current levels. Based on historical data, 95% of the time rates have moved less than 200 basis points over a six-month period. Included in these simulations are all contractual repricing risks, the impact of prepayments in the loan and securities portfolios, potential spread and volume changes on consumer deposits and fluctuations in the value of non-interest bearing funding sources. CoreStates believes that the spread between the prime rate and financial market rates is a function of both interest rates and credit conditions. While changes in the prime spread are included in simulations, only that portion believed to be interest rate related is subject to the policy guidelines. Estimated changes in the present value are based on a 200 basis point parallel shift of the yield curve and negative changes are limited to 10% of equity.

   As a matter of practice, positions are generally managed to produce significantly lower volatility than policy guidelines would permit. Current net interest income simulations using a 200 basis point change in short term interest rates show that CoreStates' net interest income volatility over the next twelve months would be relatively neutral or less than 1% of shareholders' equity. That level is representative of simulations performed throughout the year. Recognizing that the simulation process is based on a variety of assumptions, management reviews results by category of risk as well as by product and tests the sensitivity of the results to key assumptions.

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

   CoreStates' core wholesale and retail businesses generate a large portfolio of prime and other short-term rate related assets. Characteristic of a regional banking company, CoreStates also has a significant funding base of consumer deposits with indefinite maturities and non-contractual rates such as savings, NOW and money market accounts. This inherent mismatch of longer term fixed-rate liabilities funding short-term rate sensitive assets generates significant exposure to declining interest rates if not hedged. CoreStates manages this position through the use of both on and off-balance sheet discretionary assets and liabilities. In keeping with CoreStates' interest rate risk discipline, the combined position is relatively balanced so that there is minimal impact on earnings from an interest rate move in either direction.

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

Off-balance Sheet Instruments and Derivative Activities

   CoreStates uses off-balance sheet derivative instruments primarily to manage CoreStates' interest rate risk. CoreStates believes that interest rate risk management must be coordinated with the management of liquidity and capital. Therefore, CoreStates uses off-balance sheet instruments to modify its rate sensitivity and consequently, avoids the unnecessary leverage and liquidity impairment which would result from on-balance sheet alternatives. CoreStates also uses interest rate contracts to provide risk management services for its customers. CoreStates does not use off-balance sheet derivative instruments for speculative investment.

   Credit risk exists in a derivative transaction to the extent that there is a
favorable move in interest rates and the counterparty fails to perform.   The
current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates requires collateral from counterparties when the risk exceeds an acceptable threshold. Collateral agreements are determined based on the quality of individual counterparties. As of March 31, 1996, the current cost to replace CoreStates' derivatives portfolio was $162 million. This assumes that only counterparties for whom it would be favorable to default would do so.

   Interest Rate Risk Related Derivative Activities - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of March 31, 1996, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- ------------------------------------------

Outstanding Interest Rate Risk Related Derivatives
- -----------------------------------------------------

At March 31, 1996                         Interest     Interest    Interest
(in millions)                               rate         rate      rate caps      Other
                                            swaps       futures   and floors   derivatives   Total
                                        -------------  ---------  -----------  -----------  --------
Interest Sensitivity Adjustment:
 Assets (primarily loans):
    Notional amount...................        $3,643     $1,150         $ 10                 $4,803
Unrealized gains..................                78          -            -                     78
    Unrealized losses.................           (19)        (1)           -                    (20)
 Deposits and other borrowings:
    Notional amount...................         3,635                                          3,635
    Unrealized gains..................            41                                             41
    Unrealized losses.................           (11)                                           (11)
 Long-term debt:
    Notional amount...................           671                      25                    696
    Unrealized gains..................            13                       -                     13
    Unrealized losses.................           (21)                      -                    (21)
Spread Protection:
 Assets (primarily loans)
    Notional amount...................                                   414                    414
    Unrealized gains..................                                     2                      2
    Unrealized losses.................                                    (1)                    (1)
 Deposits and other borrowings:
    Notional amount...................                                   100                    100
    Unrealized gains..................                                     1                      1
    Unrealized losses.................                                     -                      -
Anticipated Asset Sales:
    Notional amount...................            74                                  $182      256
    Unrealized gains..................             -                                     1        1
    Unrealized losses.................            (1)                                    -       (1)
Total:
    Notional amount...................        $8,023     $1,150         $549          $182   $9,904
                                              ======   ========         ====          ====   ======
    Unrealized gains..................        $  132   $  -             $  3          $  1   $  136
                                              ======   ========         ====          ====   ======
    Unrealized losses.................        $  (52)    $   (1)        $ (1)         $  -   $  (54)
                                              ======   ========         ====          ====   ======
    Net unrealized gains (losses).....        $   80     $   (1)        $  2          $  1   $   82
                                              ======   ========         ====          ====   ======

   Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of March 31, 1996, CoreStates' use of off-balance sheet derivative instruments which carry a leveraged exposure to either rising or falling rates or have other complex features is not material.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued
INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

   Interest sensitivity adjustments account for the majority of CoreStates' derivative activities. CoreStates has a naturally asset sensitive balance sheet as a result of its basic loan and deposit businesses. Commercial and consumer loan activities tend to have short-term repricing characteristics versus the longer term repricing nature of CoreStates' funding sources. These relationship portfolios have a positive effect on earnings in a rising rate environment and a negative effect in a falling rate environment. Therefore, CoreStates uses fixed rate assets or off-balance sheet instruments with characteristics similar to fixed rate assets to offset this risk. When off-balance sheet instruments are used, cash balances are invested in shorter time periods and interest rate swaps or other derivatives are used to "fix" the rate for longer terms similar to those of CoreStates' liabilities. By using swaps and futures in this manner, leverage is reduced and liquidity is enhanced. If derivative instruments were not used, CoreStates would invest in longer term assets based on its disciplined interest rate risk management practice of strict matching of asset and liability terms. Therefore, the impact of derivatives on pre-tax income is confined to the spread between the derivative instrument and other instruments of similar terms. Management estimates that this spread is not material relative to pre-tax income.

   CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan and securities portfolios include adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $314 million of interest rate caps which offset that risk by limiting the potential increase in funding costs.

   For accounting purposes, the income effects of futures or swaps used to adjust interest sensitivity or to protect a product spread are associated with either the asset or the liability being managed. The amount recorded in net interest income related to derivative financial instruments was $17.5 million in the quarter ended March 31, 1996 and $5.3 million in the quarter ended March 31, 1995. The following table shows the impact of derivatives income on average interest rates:

Impact of Derivatives Income on Yields and Costs
- ------------------------------------------------------

For the Quarter Ended March 31,
- -------------------------------
(in millions)                                          1996                                             1995
                                  ---------------------------------------------    -----------------------------------------------
                                            Reported                  Impact                   Reported                Impact
                                  Average    Yield/      Product        of         Average      Yield/     Product       of
                                  Balance     Cost         Rate     Derivatives    Balance       Cost        Rate     Derivatives
                                 ---------  ---------   ---------   -----------   ----------  ----------   --------   ------------
Earning Assets
Time deposits..................    $ 1,753       5.64%       5.64%            -      $ 1,894        6.24%      6.24%             -
Federal  funds sold & trading
 account.......................        477       5.60        5.60             -          145        5.87       5.87              -

Investment Securities..........      1,935       6.14        5.96          0.18%       2,688        5.99       5.88           0.11%
Loans..........................     20,904       9.34        9.18          0.16       20,532        9.57       9.55           0.02
                                   -------                                           -------

Total Earning Assets...........    $25,069       8.76        8.61          0.15      $25,259        8.92       8.89           0.03
                                   =======                                           =======

Interest Bearing Funds
Savings, NOW, regular MMA......    $ 5,607       1.60        1.90         (0.30)     $ 6,357        1.82       1.92          (0.10)
Premium MMA....................      2,309       3.88        3.88             -        2,112        3.73       3.73              -
Certificates...................      5,443       4.98        5.20         (0.22)       5,513        4.92       5.02          (0.10)
                                   -------                                           -------
  Total retail.................     13,359       3.38        3.60         (0.22)      13,982        3.33       3.41          (0.08)
                                   -------                                           -------

Commercial & foreign deposits        1,082       4.71        4.71             -        1,193        4.59       4.94          (0.35)
Federal funds purchased  &
 short-term borrowings.........      2,038       5.48        5.54         (0.06)       1,866        5.93       5.92           0.01
Long-term debt.................      1,929       6.26        6.45         (0.19)       1,789        6.90       6.85           0.05
                                   -------                                           -------
  Total wholesale..............      5,049       5.61        5.71         (0.10)       4,848        5.96       6.02          (0.06)
                                   -------                                           -------

Total Interest Bearing Funds...    $18,408       3.97        4.15         (0.18)     $18,830        4.01       4.09          (0.08)
                                   =======                                           =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

   It is important to note that derivatives usage, its impact on individual balance sheet items and fluctuations in fair value should be viewed in the context of overall risk management. As previously stated, if CoreStates did not use derivatives, it would adjust cash positions to create the same interest sensitivity position with approximately the same income results. However, if cash transactions were used, the income of those activities would not be carried as an income adjustment to other balance sheet products. Fluctuations in the impact of derivatives shown on the above table are a function of market conditions and do not indicate changes in risk positions.

   The third category of derivative activity is the hedging of anticipated asset sales. As fixed rate assets are accumulated for future sale, CoreStates is exposed to a decline in sale price due to rising interest rates. Therefore, CoreStates will enter into an interest rate swap or a forward rate agreement which will increase in value if rates rise. The increased value on the derivative is used to offset the decline in value of the cash asset. Gains/losses on the derivative are deferred until the asset sale and recognized as part of the sale transaction. CoreStates has used fixed-pay mortgage swaps which amortize with a reference portfolio of mortgage-backed securities to hedge anticipated mortgage sales. These swaps are terminated as the mortgages are sold. CoreStates securitizes and sells its longer term fixed-rate home equity loans and fixed-rate mortgages on a recurring basis. Home equity loans are held for several months prior to sale while sufficient volume for securitization is accumulated. Forward rate locks are used to hedge rate changes during that warehouse period. Options on mortgage-backed securities as well as both mandatory and optional forward sale commitments are used to hedge the mortgage pipeline.

   Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. As of March 31, 1996, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts. Given the direction of its natural interest sensitivity, CoreStates has not historically paid fixed rates on interest rate swaps or used off-balance sheet instruments to extend its liabilities.

   The repricing schedule below summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on March 31, 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------


Repricing Schedule of Interest Rate Swaps
- -----------------------------------------

At March 31, 1996
- -----------------
(in millions)
                                                                     Years
                                      ----------------------------------------------------------------
                                        0-1         1-2         2-3       3-4        4-5      over 5       Total
                                      ------      ------       -----     ------     ------   ---------   ----------
Receive Fixed/Pay Floating:
 Receive     Notional............     $2,429      $1,002       $ 823     $1,062     $1,085       $ 707       $7,108
             Rate................       6.96%       6.48%       6.58%      7.14%      6.33%       6.89%        6.77%
 Pay         Notional............     $7,108                                                                 $7,108
             Rate................       5.47%                                                                  5.47%
Pay Fixed/Receive Floating:
 Pay         Notional............     $   85      $   20                 $  109     $  125                   $  339
             Rate................       7.44%       8.60%                  6.92%      6.18%                    6.93%
 Receive     Notional............     $  339                                                                 $  339
             Rate................       5.30%                                                                  5.30%
Receive Floating/Pay Floating:
(Basis Swaps)
             Notional............     $   31                                                                 $   31
 Receive     Rate................       4.61%                                                                  4.61%
 Pay         Rate................       4.88%                                                                  4.88%
Receive Fixed/Pay Floating(a):
(Forward Start)
 Receive     Notional............                              $ 155     $   50     $  340                   $  545
             Rate................                               6.15%      7.45%      6.47%                    6.47%
 Start Date  Notional............     $  180      $  100       $ 215     $   50                              $  545

- -------------------------------------------------
(a)  Pay rate will be determined on forward start date.

   The following schedule illustrates CoreStates' interest rate risk related derivative activity during 1995:

Activity in Derivatives Products
- --------------------------------

For the Quarter Ended March 31, 1996
- ------------------------------------
(in millions)
                                    Interest   Interest    Interest
                                      rate       rate     rate caps       Other
Notional Amounts                     swaps     futures    and floors   derivatives    Total
- ----------------                    --------   --------   ----------   -----------   --------
As of December 31, 1995...........    $7,541     $  619         $561          $106    $ 8,827
Additions.........................     1,092      1,173            -            77      2,342
Terminated contracts(a)...........       (38)         -            -             -        (38)
Maturities/amortization...........      (572)      (642)         (12)           (1)    (1,227)
                                      ------     ------         ----          ----    -------
As of March 31, 1996..............    $8,023     $1,150         $549          $182    $ 9,904
                                      ======     ======         ====          ====    =======

- --------------------

(a) As of March 31, 1996, CoreStates had no material deferred gains or losses related to terminated derivative contracts.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

   CoreStates' use of off-balance sheet instruments increased during the first quarter. The growth in interest rate futures was due to increased short term deposit gathering activities. During the quarter ended March 31, 1996, Meridian executed several interest rate swaps with CoreStates in which Meridian receives a fixed rate (and CoreStates pays the fixed rate).

   Customer Related Derivative Activities - CoreStates also engages in derivative market activities to provide risk management services for its customers. These services include interest rate swaps, caps, and floors. CoreStates offsets protection sold to customers through purchases of similar protection. Customer related derivative activity is marked to market. The following schedule details the outstanding notional amounts and related fair values of customer related derivative transactions as of March 31, 1996.

Customer Related Derivatives
- ----------------------------
At March 31, 1996
- -----------------
(in millions)                         Notional       Net assets
                                       amount      (liability)(a)
                                      ---------    --------------
Interest Rate Swaps:
 CoreStates receives fixed..........     $  160          $ (1)
 CoreStates pays fixed..............        160             1
Rate Locks:
 CoreStates receives fixed..........         38            -
 CoreStates pays fixed..............         38            -
Interest Rate Caps/Floors:
 Sold...............................        510           (2)
 Purchased..........................        510            2
Options:
 Sold...............................         25            -
 Purchased..........................         25            -
Foreign exchange contracts..........      1,731            3  (b)
                                         ------          ---
Total Customer Related Derivatives..     $3,197          $ 3
                                         ======          ===
- --------------------

(a) Average net assets (liabilities) during 1996 was substantially the same as the net assets (liabilities) at March 31, 1996.

(b) Gross assets and (liabilities) on foreign exchange contracts at March 31, 1996 were $22 million and $(19) million, respectively.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE
 AND RATES

                                                                      Three Months Ended
                             -----------------------------------------------------------------------------------------------------
                                      March 31, 1996                    December 31, 1995                   March 31, 1995
                             ---------------------------------   --------------------------------   ------------------------------
                              Average                Income/      Average               Income/      Average             Income/
                              balance      Rate      expense      balance      Rate     expense      balance    Rate     expense
                             ----------   ------   -----------   ----------   ------   ----------   ---------   -----   ----------
                             (000,000)                (000)      (000,000)               (000)      (000,000)             (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally
 Eurodollars (a)...........   $   1,753     5.64%     $ 24,593    $   1,741     6.14%    $ 26,960   $   1,894    6.24%    $ 29,130
Investment securities (b):
 U.S. Government...........       1,265     6.06        19,075        1,350     5.94       20,213       1,986    5.62       27,510
 State and municipal.......         230     7.68         4,417          258     8.32        5,367         297    8.60        6,388
 Other.....................         440     5.52         6,042          445     4.95        5,548         405    5.83        5,827
                              ---------               --------    ---------              --------   ---------             --------
 Total investment
  securities...............       1,935     6.14        29,534        2,053     6.02       31,128       2,688    5.99       39,725
Federal funds sold.........         470     5.58         6,520          398     6.81        6,835         143    5.85        2,063
Trading account securities.           7     6.69           117            3     0.80            6           2    7.20           36
Loans (b) (c) (d):
Domestic:
 Commercial, industrial
  and other................       9,637     9.44       226,136        9,609     9.84      238,243       8,847    9.66      210,668
 Real estate...............       5,415     8.18       110,124        5,543     8.89      124,158       6,343    8.83      138,098
 Consumer..................       2,874    13.15        93,961        2,850    12.21       87,709       2,766   12.31       83,944
 Financial institutions....         785     5.91        11,529          731     6.77       12,481         658    7.13       11,561
 Factoring receivables.....         446    10.94        12,135          567     9.64       13,772         521   11.21       14,398
 Lease financing...........         737     8.01        14,750          740     7.94       14,693         721    7.88       14,209
Foreign....................       1,011     6.59        16,573          951     6.87       16,476         676    6.95       11,587
                              ---------               --------    ---------              --------   ---------             --------
   Total loans, net of
    discounts..............      20,905     9.34       485,208       20,991     9.59      507,532      20,532    9.57      484,465
                              ---------               --------    ---------              --------   ---------             --------
   Total interest earning
    assets (d).............   $  25,070     8.76       545,972    $  25,186     9.02      572,461   $  25,259    8.92      555,419
                              =========    -----      --------    =========    -----     --------   =========   -----     --------
FUNDING SOURCES
- ---------------
Interest Bearing
 Liabilities (b):
Deposits in domestic
 offices:
 Commercial................   $     173     5.41         2,327    $     219     5.32        2,934   $     270    5.48        3,651
 NOW accounts (e)..........       1,223     0.87         2,410        1,666     1.08        4,158       1,782    1.13        4,587
 Money Market Accounts (e).       4,061     2.97        29,816        3,652     3.21       29,431       3,720    3.19       29,157
 Consumer savings..........       2,632     1.78        11,650        2,650     1.92       12,838       2,967    1.95       14,292
 Consumer certificates.....       5,443     4.98        67,461        5,491     5.19       71,879       5,513    4.92       66,865
Time deposits of overseas
 branches and subsidiaries.         909     4.57        10,337          923     4.66       10,841         923    4.32        9,838
                              ---------               --------    ---------              --------   ---------             --------
   Total interest bearing
    deposits (e)...........      14,441     3.48       124,001       14,601     3.63      132,081      15,175    3.47      128,390
Short-term funds borrowed:
 Federal funds purchased...         755     5.71        10,721          764     5.77       11,115         708    6.44       11,235
 Commercial paper..........       1,044     5.52        14,331        1,289     5.83       18,931         863    5.96       12,687
 Other.....................         239     4.61         2,738          186     4.98        2,337         295    4.64        3,376
                              ---------               --------    ---------              --------   ---------             --------
   Total short-term funds
    borrowed...............       2,038     5.48        27,790        2,239     5.74       32,383       1,866    5.93       27,298
Long-term debt(b)..........       1,929     6.26        30,005        1,772     6.55       29,244       1,789    6.90       30,431
                              ---------               --------    ---------              --------   ---------             --------
   Total interest bearing
    liabilities............      18,408     3.97       181,796       18,612     4.13      193,708      18,830    4.01      186,119
Portion of non-interest
 bearing funding sources...       6,662                               6,574                             6,429
                              ---------               --------    ---------              --------   ---------             --------
   Total funding sources...   $  25,070     2.92       181,796    $  25,186     3.05      193,708   $  25,259    2.99      186,119
                              =========    -----      --------    =========    -----     --------   =========   -----     --------
Net interest income and
 net interest margin.......                 5.84%     $364,176                  5.97%    $378,753                5.93%    $369,300
                                           =====      ========                 =====     ========               =====     ========
- --------------------------

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE
EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                      Three Months Ended
                             -----------------------------------------------------------------------------------------------------
                                     March 31, 1996                  December 31, 1995                   March 31, 1995
                             -------------------------------   -----------------------------   -----------------------------------
                               Average              Income/     Average             Income/       Average               Income/
                               balance      Rate    expense     balance    Rate     expense       balance      Rate     expense
                             ------------   -----   --------   ---------   -----   ---------   -------------   ----   ------------
                              (000,000)              (000)     (000,000)             (000)       (000,000)               (000)
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash.......................     $   2,239                      $   2,268                           $   1,975
Allowance for loan losses..          (496)                          (498)                               (505)
Other assets...............         1,587                          1,677                               1,539
                                ---------                      ---------                           ---------
 Total non-interest             $   3,330                      $   3,447                           $   3,009
  earning assets...........     =========                      =========                           =========

TOTAL AVERAGE ASSETS.......     $  28,400                      $  28,633                           $  28,268
- --------------------            =========                      =========                           =========

NON-INTEREST BEARING
 FUNDING SOURCES
- --------------------
Demand deposits:
 Domestic..................     $   5,642                      $   5,563                           $   5,268
 Foreign...................           429                            404                                 497
Other liabilities..........         1,491                          1,714                               1,326
Shareholders equity........         2,430                          2,340                               2,347
Non-interest bearing
 funding sources used to           (6,662)                        (6,574)                             (6,429)
 fund earning assets.......     ---------                      ---------                           ---------

  Total net non-interest
   bearing funding              $   3,330                      $   3,447                           $   3,009
   sources.................     =========                      =========                           =========

SUPPLEMENTARY AVERAGES
- ---------------------------
Net demand deposits........     $   4,673                      $   4,573                           $   4,735
Net Federal funds purchased           285    5.93%    $4,201         366    4.64%     $4,280             565   6.58%        $9,172
Commercial certificates of
 deposit in domestic                  173    5.41      2,326         219    5.30       2,923             270   5.48          3,650
 offices over $100,000.....
Average prime rate.........                  8.34                           8.72                               8.83

PART II.  OTHER INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

 Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
 -------

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

              12.1 Computation of Ratio of Earnings to Fixed Charges
                   (Consolidated)

              12.2 Computation of Ratio of Earnings to Fixed Charges (Combined
                   CoreStates Parent Company and CoreStates Capital Corporation)

              27   Financial Data Schedule

          (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

              1.  Date of Report:   January 8, 1996
                  ---------------
                  Item(s) Reported:   Reporting under Item 7, Pro Forma
                  -----------------
                  Financial Information of CoreStates Financial Corp, Meridian Bancorp, Inc. and United Counties Bancorporation.

              2.  Date of Report:   January 17, 1996
                  ---------------
                  Item(s) Reported:   Reporting under Item 5, the information
                  -----------------
                  set forth in the earnings news release of CoreStates Financial Corp.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
- ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CORESTATES FINANCIAL CORP



Date:  May 14, 1996           By:   /s/ Christopher J. Carey
                                 -------------------------------------------

                                  Christopher J. Carey
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer)

38