Form 10-Q
period 1996-06-30
CORESTATES FINANCIAL CORP
filed 1996-08-14
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended June 30, 1996                Commission file number 0-6879

                           CORESTATES FINANCIAL CORP
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-189716
- ----------------------------------------          ------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                                 19101
- ----------------------------------------          ------------------------
(Address of principal executive offices)                (Zip Code)

                                                  215-973-3827
                                                  ------------
                                                  (Registrants telephone number,
                                                     including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes   X .         No     .
                             -----            -----

Number of Shares of Common Stock Outstanding at August 1, 1996:  222,636,131

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION



                                                                                               Page
                                                                                               ----
Item 1 -  FINANCIAL INFORMATION

          Consolidated Balance Sheets as of June 30, 1996 and
          December 31, 1995......................................................                3

          Consolidated Statements of Income for the Three and Six
          Months Ended June 30, 1996 and 1995....................................                4

          Consolidated Statements of Changes in Shareholders'
          Equity for the Six Months Ended June 30, 1996 and 1995.................                5

          Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1995................................                6

          Notes to the Consolidated Financial Statements.........................                7-8

Item 2 -  Managements Discussion and Analysis of Financial
          Condition and Results of Operations....................................                9-38

PART II.  OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K.......................................                39

SIGNATURE........................................................................                40

EXHIBITS 10.1, 10.2, 10.3, 10.4(A), 10.4(B), 11, 12.1, 12.2, 27

PART I.   FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                   June 30,                December 31,
                                                                    1996                      1995
                                                                 -----------               ------------
                                                                 (Unaudited)                  (Note)
ASSETS
- ------
Cash and due from banks.....................................     $   2,943,791             $   3,662,143
Time deposits, principally Eurodollars......................         2,073,097                 1,909,260
Federal funds sold and securities purchased under
  agreements to resell......................................           204,775                   719,937
Trading account securities, at fair value...................            87,234                   147,218
Investments available-for-sale, at fair value...............         2,377,510                 2,572,315
Investments held-to-maturity (fair value:
  1996 - $2,216,784; 1995 - $3,075,964).....................         2,218,930                 3,059,917
Loans, net of unearned discounts of $213,284 in 1996
  and $232,077 in 1995......................................        31,950,081                31,714,152
  Less:  Allowance for loan losses..........................          (705,178)                 (670,265)
                                                                 -------------             -------------
            Net loans.......................................        31,244,903                31,043,887
                                                                 -------------             -------------
Due from customers on acceptance............................           432,547                   560,707

Premises and equipment......................................           642,074                   664,279
Other assets................................................         1,442,876                 1,657,579
                                                                 -------------             -------------
            Total assets....................................     $  43,667,737             $  45,997,242
                                                                 =============             =============
LIABILITIES
- -----------
Deposits:
  Domestic:
    Non-interest bearing....................................     $   8,509,501             $   8,937,147
    Interest bearing........................................        23,078,335                23,883,726
  Overseas branches and subsidiaries........................           933,024                 1,142,947
                                                                 -------------             -------------
            Total deposits..................................        32,520,860                33,963,820
Funds borrowed..............................................         2,642,020                 3,677,013
Bank acceptances outstanding................................           416,843                   549,048
Other liabilities...........................................         1,711,208                 1,719,697
Long-term debt..............................................         2,477,773                 2,212,099
                                                                 -------------             -------------
            Total liabilities...............................        39,768,704                42,121,677
                                                                 -------------             -------------

COMMITMENTS AND CONTINGENT LIABILITIES
- --------------------------------------
SHAREHOLDERS EQUITY
- -------------------
Preferred stock: authorized 10.0 million shares; no
  shares issued.............................................
Common stock:  $1 par value; authorized 350.0 million
  shares; issued 222.029 million shares in 1996 and
  230.231 million shares in 1995 (including treasury shares of
  0.145 million in 1996 and 7.824 million in 1995 and unallocated shares held by the Employee Stock Ownership Plan ("ESOP")
  of 2.266 million in 1996 and 2.328 million in 1995).......           222,029                   230,231
Other common shareholders' equity, net......................         3,677,004                 3,645,334
                                                                 -------------             -------------
            Total shareholders' equity......................         3,899,033                 3,875,565
                                                                 -------------             -------------
            Total liabilities and shareholders' equity......     $  43,667,737             $  45,997,242
                                                                 =============             =============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)


                                                                  Three Months Ended          Six Months Ended
                                                                        June 30,                  June 30,
                                                                -----------------------      ----------------------
                                                                  1996           1995          1996         1995
                                                                --------       --------      --------     --------
INTEREST INCOME
- ---------------------------
Interest and fees on loans:
     Taxable income........................................     $ 699,391    $ 732,869     $1,402,696   $1,432,688
     Tax exempt income.....................................         6,322        7,751         13,400       15,370
Interest on investment securities:
     Taxable income........................................        68,492       92,607        140,589      186,779
     Tax exempt income.....................................         5,954        8,058         12,097       16,426
Interest on time deposits in banks.........................        27,449       34,615         52,692       65,542
Other interest income......................................         8,147        8,907         17,999       18,590
                                                                ---------    ---------     ----------   ----------
               Total interest income.......................       815,755      884,807      1,639,473    1,735,395
                                                                ---------    ---------     ----------   ----------
INTEREST EXPENSE
- ----------------
Interest on deposits.......................................       207,962      242,911        422,420      470,931
Interest on funds borrowed.................................        35,842       56,373         75,599      110,598
Interest on long-term debt.................................        38,556       37,919         77,405       74,939
                                                                ---------    ---------     ----------   ----------
               Total interest expense......................       282,360      337,203        575,424      656,468
                                                                ---------    ---------     ----------   ----------
               NET INTEREST INCOME.........................       533,395      547,604      1,064,049    1,078,927
Provision for losses on loans..............................       110,000       34,661        148,767       67,727
                                                                ---------    ---------     ----------   ----------
               NET INTEREST INCOME AFTER PROVISION
                     FOR LOSSES ON LOANS...................       423,395      512,943        915,282    1,011,200
                                                                ---------    ---------     ----------   ----------
NON-INTEREST INCOME
- -------------------
Service charges on deposit accounts........................        60,951       61,155        120,277      120,194
Trust income...............................................        41,601       40,856         82,775       81,108
Fees for international services............................        24,772       23,823         47,675       46,352
Debit and credit card fees.................................        18,946       21,470         37,263       40,221
Income from investment in EPS, Inc.........................         7,335        7,503         14,723       33,996
Gains on trading account securities........................         6,455        9,451         13,117       18,644
Securities gains...........................................        17,393        5,512         24,341       23,516
Other operating income.....................................        51,174       44,127         97,896       83,469
                                                                ---------    ---------     ----------   ----------
               Total non-interest income...................       228,627      213,897        438,067      447,500
                                                                ---------    ---------     ----------   ----------
NON-FINANCIAL EXPENSES
- ----------------------
Salaries, wages and benefits...............................       206,541      229,354        414,780      468,381
Net occupancy..............................................        37,561       40,472         80,345       81,914
Equipment expenses.........................................        30,909       29,645         60,933       58,525
Restructuring and merger-related charges...................       103,676       28,963        117,802      138,963
Other operating expenses...................................       132,818      152,529        253,827      296,210
                                                                ---------    ---------     ----------   ----------
               Total non-financial expenses................       511,505      480,963        927,687    1,043,993
                                                                ---------    ---------     ----------   ----------
INCOME BEFORE INCOME TAXES.................................       140,517      245,877        425,662      414,707
- ---------------------------
Provision for income taxes.................................        60,920       87,727        168,921      146,388
                                                                ---------    ---------     ----------   ----------
NET INCOME.................................................     $  79,597    $ 158,150     $  256,741   $  268,319
- ----------                                                      =========    =========     ==========   ==========

Average common shares outstanding..........................       219,478      222,440        219,495      224,255
                                                                =========    =========     ==========   ==========
PER COMMON SHARE DATA
- ---------------------
Net income.................................................         $0.36        $0.71          $1.17        $1.20
                                                                    =====        =====          =====        =====
Cash dividends declared....................................         $0.42        $0.34          $0.84        $0.68
                                                                    =====        =====          =====        =====




See accompanying notes to the consolidated financial statements.

4
a

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS EQUITY (unaudited) (in thousands)


                                                                         Common       Capital        Retained
                                                                         stock        surplus        earnings
                                                                         -----        -------        --------
Six Months Ended June 30, 1995
- ------------------------------
Balances at beginning of year...................................        $229,827     $1,200,658     $2,360,312
Net income......................................................                                       268,319
Net change in unrealized gain on investments
 available-for-sale, net of tax.................................                                        26,889
Treasury shares acquired (8,133 shares).........................
Repurchase and retirement of common stock (156 shares)..........            (156)        (1,371)        (1,416)
Common stock issued under employee benefit plans
 (184 new shares; 2,247 treasury shares)........................             182          1,469        (21,458)
Common stock issued under dividend reinvestment
 plan (234 treasury shares).....................................                           (221)            (2)
Purchases of shares for ESOP (876 shares).......................
ESOP shares committed for release (61 shares)...................                            130
Cash paid for fractional shares issued..........................                                           (24)
Foreign currency translation adjustments........................                                            58
Common dividends declared.......................................                                      (139,940)
                                                                        --------     ----------     ----------
Balances at end of period.......................................        $229,853     $1,200,665     $2,492,738
                                                                        ========     ==========     ==========


Six Months Ended June 30, 1996
- ------------------------------
Balances at beginning of year...................................        $230,231     $1,225,167     $2,724,298
Net income......................................................                                       256,741
Net change in unrealized gain on investments
 available-for-sale, net of tax.................................                                       (20,837)
Treasury shares acquired (712 shares)...........................
Treasury shares issued in merger (7,300 shares).................          (7,300)       (33,288)      (192,042)
Repurchase and retirement of common stock (1,340 shares)........          (1,340)       (43,559)       (12,804)
Common stock issued under employee benefit plans
 (438 new shares ) (890 treasury shares)........................             438         23,301        (14,676)
Common stock issued under dividend reinvestment plan
 (202 treasury shares)..........................................                            557             (1)
ESOP shares committed for release (61 shares)...................                            886
Cash paid for fractional shares issued..........................                                          (296)
Foreign currency translation adjustments........................                                           867
Common dividends declared.......................................                                      (179,533)
                                                                        --------     ----------     ----------
Balances at end of period.......................................        $222,029     $1,173,064     $2,561,717
                                                                        ========     ==========     ==========
                                                                                     Unallocated
                                                                       Treasury         ESOP
                                                                         stock         shares          Total
                                                                      ----------     -----------      -------
Six Months Ended June 30, 1995
- ------------------------------
Balances at beginning of year...................................       $ (24,297)      $(35,568)    $3,730,932
Net income......................................................                                       268,319
Net change in unrealized gain on investments
 available-for-sale, net of tax.................................                                        26,889
Treasury shares acquired (8,133 shares).........................        (256,538)                     (256,538)
Repurchase and retirement of common stock (156 shares)..........                                        (2,943)
Common stock issued under employee benefit plans
 (184 new shares; 2,247 treasury shares)........................          68,253                        48,446
Common stock issued under dividend reinvestment
 plan (234 treasury shares).....................................           6,612                         6,389
Purchases of shares for ESOP (876 shares).......................                        (20,922)       (20,922)
ESOP shares committed for release (61 shares)...................                          1,412          1,542
Cash paid for fractional shares issued..........................                                           (24)
Foreign currency translation adjustments........................                                            58
Common dividends declared.......................................                                      (139,940)
                                                                       ---------       --------     ----------
Balances at end of period.......................................       $(205,970)      $(55,078)    $3,662,208
                                                                       =========       ========     ==========

Six Months Ended June 30, 1996
- ------------------------------
Balances at beginning of year...................................       $(250,465)      $(53,666)    $3,875,565
Net income......................................................                                       256,741
Net change in unrealized gain on investments
 available-for-sale, net of tax.................................                                       (20,837)
Treasury shares acquired (712 shares)...........................         (28,294)                      (28,294)
Treasury shares issued in merger (7,300 shares).................         232,630                             0
Repurchase and retirement of common stock (1,340 shares)........                                       (57,703)
Common stock issued under employee benefit plans
 (438 new shares ) (890 treasury shares)........................          33,079                        42,142
Common stock issued under dividend reinvestment plan
 (202 treasury shares)..........................................           7,368                         7,924
ESOP shares committed for release (61 shares)...................                          1,571          2,457
Cash paid for fractional shares issued..........................                                          (296)
Foreign currency translation adjustments........................                                           867
Common dividends declared.......................................                                      (179,533)
                                                                       ---------       --------     ----------
Balances at end of period.......................................       $  (5,682)      $(52,095)    $3,899,033
                                                                       =========       ========     ==========


See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)                                                                           Six Months Ended
                                                                                             June  30,
                                                                                   -----------------------------
Operating Activities                                                                 1996                  1995
- --------------------                                                               --------              --------
Net income.................................................................       $   256,741            $  268,319
Adjustments to reconcile net income to net cash
provided by operating activities:
   Restructuring and merger-related charges................................           117,802                138,963
   Provision for losses on loans...........................................           148,767                 67,727
   Provision for losses and writedowns on OREO.............................             2,359                  8,862
   Depreciation and amortization...........................................            63,197                 65,537
   Securities gains........................................................           (24,341)               (23,516)
   Other gains.............................................................              --                  (19,000)
   Deferred income tax benefit.............................................           (34,778)               (38,698)
   Increase in due to factored clients.....................................              (279)              (118,764)
   (Increase) decrease in accrued interest receivable......................            43,560                 (1,710)
   Decrease in trading account assets......................................            59,984                 97,165
   Increase in accrued interest payable....................................            70,639                 37,583
   Other...................................................................            55,975               (116,694)
                                                                                   ----------             ----------
      Net Cash Provided By Operating Activities............................           759,626                365,774
                                                                                   ----------             ----------
Investing Activities
- --------------------
Net increase in loans......................................................        (1,052,437)            (1,090,277)
Proceeds from sales of loans...............................................           672,115                591,503
Loans originated or acquired - non-bank subsidiary.........................       (18,539,137)           (17,461,898)
Principal collected on loans - non-bank subsidiary.........................        18,477,044             17,211,619
Net increase in time deposits, principally eurodollars.....................          (163,837)              (138,396)
Purchases of investments held-to-maturity..................................          (161,735)              (440,622)
Purchases of investments available-for-sale................................          (692,551)              (225,092)
Proceeds from maturities of investments available-for-sale.................           418,255                 21,740
Proceeds from maturities of investments held-to-maturity...................           737,662              1,107,875
Proceeds from sales of investments available-for-sale......................           686,393                303,241
Net decrease in Federal funds sold and securities purchased under agreements
  to resell................................................................           515,162                668,290
Purchases of premises and equipment........................................           (52,624)               (53,097)
Proceeds from sales and paydowns on OREO...................................            13,759                 35,628
Other......................................................................            16,038                 (5,087)
                                                                                   ----------             ----------
  Net Cash Provided by Investing Activities................................           874,107                525,427
                                                                                   ----------             ----------
Financing Activities
- --------------------
Net decrease in deposits...................................................        (1,033,921)              (891,425)
Payment for sales of deposits..............................................          (368,110)                   __
Proceeds from issuance of long-term debt...................................           381,070                355,159
Retirement of long-term debt...............................................          (115,719)              (186,660)
Net increase (decrease) in short-term funds borrowed.......................        (1,034,826)               304,448
Cash dividends paid........................................................          (144,352)              (142,486)
Purchases of treasury stock................................................           (28,294)              (256,538)
Repurchase and retirement of common stock..................................           (57,703)                (2,943)
Common stock issued under employee benefit plans...........................            42,142                 48,446
Other......................................................................             7,628                  6,365
                                                                                   ----------             ----------
  Net Cash Used In Financing Activities                                            (2,352,085)              (765,634)
                                                                                   ----------             ----------
  Decrease In Cash And Due From Banks......................................          (718,352)               125,567
  -----------------------------------
  Cash and due from banks at January 1,....................................         3,662,143              3,024,589
                                                                                   ----------             ----------
  Cash and due from banks at June 30,......................................       $ 2,943,791            $ 3,150,156
                                                                                  ===========            ===========
Supplemental Disclosure of Cash Flow Information
- ------------------------------------------------
Cash paid during the period for:
  Interest.................................................................       $   504,785            $   619,110
                                                                                  ===========            ===========
  Income taxes.............................................................       $   150,588            $   148,028
                                                                                  ===========            ===========
Net cash received (paid) on interest rate swaps............................       $    35,256            $    (3,671)
                                                                                  ===========            ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
June 30, 1996

NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. The financial statements include the consolidated accounts of Meridian Bancorp, Inc. ("Meridian") which was acquired on April 9, 1996 in a transaction accounted for under the pooling of interests method of accounting. On February 23, 1996, Meridian acquired United Counties Bancorporation ("United Counties") in a transaction accounted for as a pooling of interests. The consolidated accounts of Meridian include United Counties for all periods presented. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE B -- LOAN PORTFOLIO

   Loans, net of unearned discounts, at June 30, 1996 and December 31, 1995 consist of the following (in thousands):


                                                                             June 30,       December 31,
Domestic:                                                                     1996             1995
                                                                          ------------   -----------------
   Commercial, industrial and other...............................        $13,298,495       $12,597,470
   Real estate:
      Construction and development................................            570,544           607,845
      Residential.................................................          5,191,707         5,648,661
      Other.......................................................          4,435,718         4,712,473
                                                                          -----------       -----------
          Total real estate.......................................         10,197,969        10,968,979
                                                                          -----------       -----------
   Consumer:
      Installment.................................................          2,773,985         2,758,468
      Credit card.................................................          1,702,988         1,681,649
                                                                          -----------       -----------
          Total consumer..........................................          4,476,973         4,440,117
                                                                          -----------       -----------
   Financial institutions.........................................          1,053,651           961,289
   Factoring receivables..........................................            465,780           557,272
   Lease financing................................................          1,194,353         1,167,356
                                                                          -----------       -----------
          Total domestic..........................................         30,687,221        30,692,483
                                                                          -----------       -----------
Foreign...........................................................          1,262,860         1,021,669
                                                                          -----------       -----------
          Total loans.............................................        $31,950,081       $31,714,152
                                                                          ===========       ===========

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued June 30, 1996

NOTE C -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

   In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. These include various financial instruments with off-balance sheet risk used in connection with CoreStates asset and liability management and to provide for the needs of customers. These involve varying degrees of credit, interest rate and liquidity risk, but do not represent unusual risks for the Corporation and management does not anticipate any significant losses as a result of these transactions.

   The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments as of June 30, 1996 and December 31, 1995 (in thousands):


                                                                                June 30,         December 31,
                                                                                 1996               1995
                                                                             -----------        -------------
Standby letters of credit, net of participations.............                $ 1,417,204         $ 1,548,551
Commercial letters of credit.................................                  1,641,536           1,324,714
Commitments to extend credit.................................                 14,894,750          14,565,636
Unused commitments under credit card lines...................                  4,009,513           3,872,641
When-issued securities:
   Commitments to purchase...................................                     58,062                 500
   Commitments to sell.......................................                    138,982             145,000
Whole mortgage loans and securities:
   Commitments to purchase...................................                     35,673             109,714
   Commitments to sell.......................................                     14,288              47,259
Loans sold and loan servicing
   acquired with recourse....................................                    397,318             434,628
Interest rate futures contracts:
   Commitments to purchase...................................                  3,163,900             621,000
Commitments to purchase foreign and U. S. currencies.........                  2,306,150           1,695,148
Interest rate swaps, notional principal amounts..............                  9,658,212           9,945,840
Interest rate caps and floors:
   Written...................................................                    716,626             847,323
   Purchased.................................................                  1,817,789           1,673,023
Tender option bonds..........................................                    176,371             208,103
Treasury float contracts.....................................                    384,888             623,738
Other derivatives............................................                    423,156             174,674

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
- -------

   Earnings Review - In the second quarter of 1996, CoreStates Financial Corp
   ---------------
("CoreStates") recorded net income of $79.6 million or $0.36, per share. "Operating earnings" for the second quarter of 1996, which has been defined for purposes of this discussion as net income excluding restructuring and merger-related charges and certain net investment gains, was $193.4 million, or $0.88 per share. This represents a 10.0% increase on a per share basis when compared to second quarter of 1995 operating earnings of $177.0 million, or $0.80 per share. Operating earnings for the second quarter of 1995 exclude a net restructuring charge. The restructuring and merger-related charges and the net investment gains are discussed below. All financial information herein has been restated to include Meridian Bancorp, Inc. (Meridian) which was acquired on April 9, 1996 in a transaction accounted for under the pooling of interests method of accounting. The financial information for Meridian includes United Counties Bancorporation (United Counties) which was acquired by Meridian on February 23, 1996 in a transaction that was accounted for as a pooling of interests.

   Operating results, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                                           Three Months Ended               Six Months Ended
                                                                 June 30,       Percentage      June 30,        Percentage
                                                         --------------------    Increase   ----------------     Increase
                                                            1996       1995     (Decrease)    1996       1995   (Decrease)
                                                         ---------   ---------  ----------  ---------  -------  ----------
Net interest income (taxable equivalent basis).....      $  540.0     $  556.2      (2.9)%  $1,077.9   $1,096.1   (1.7)%
                                                         ========     ========              ========   ========
Net income.........................................      $   79.6     $  158.1     (49.7)   $  256.7   $  268.3   (4.3)
Exclude the following after-tax items:
 Restructuring and merger-related charges..........         123.3         18.9                 137.1       88.9
 Net investment gains..............................          (9.5)           -                  (9.5)      (7.6)
 EPS joint venture gain............................             -            -                     -      (11.8)
                                                         --------     --------              --------   --------
Operating earnings.................................      $  193.4     $  177.0       9.3    $  384.3   $  337.8   13.8
                                                         ========     ========              ========   ========

Operating earnings per share.......................      $   0.88     $   0.80      10.0    $   1.75   $   1.51   15.9
                                                         ========     ========              ========   ========

Return on average equity (a).......................         20.22%       19.29%                19.88%     18.37%
Return on average assets (a).......................          1.78         1.58                  1.77       1.52
Net interest margin................................          5.56         5.52                  5.54       5.47

Average common shares outstanding..................       219.478      222.440               219.495    224.255

- ----------------------
(a) Calculated based on "Operating earnings."

   The $16.4 million improvement in operating earnings for the second quarter of 1996, as compared to the second quarter of 1995, was primarily due to a $44.2 million, or 9.8%, decrease in non-financial expenses. CoreStates' expense to revenue ratio (total operating expenses, excluding other real estate owned expenses, as a percentage of total revenue) was 53.95% in the second quarter of 1996. This compares to an expense ratio of 58.40% in the second quarter of 1995. A steady decline in CoreStates' expense ratio has resulted from process redesign and merger-related efficiencies. Partially offsetting the impact of reduced non-financial expenses was a decline in net interest income. Net interest income for the second quarter of 1996 was down $16.2 million, or 2.9% from the second quarter of 1995 primarily as a result of a $1.4 billion decrease in average earning assets. The net interest margin for the second quarter of 1996 increased four basis points to 5.56% as the impact of a $1.8 billion reduction on average in the relatively lower yielding investment securities portfolio was offset by an increase of $540 million in average loans.

   Key performance measures, based on operating earnings, continued to be strong. Returns on average equity and assets were 20.22% and 1.78%, respectively, in the second quarter of 1996, compared to 19.29% and 1.58%, respectively, in the second quarter of 1995.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

   For the six months ended June 30, 1996, CoreStates recorded net income of $256.7 million or $1.17 per share. Operating earnings for the 1996 six-month period, defined as net income excluding restructuring and merger-related charges and certain net investment gains, were $384.3 million, or $1.75 per share. This represents a 15.9% increase on a per share basis when compared to operating earnings of $337.8 million, or $1.51 per share for the 1995 six-month period. Operating earnings for the 1995 six-month period exclude net restructuring charges, gains on the exchange of equity securities and a gain related to changes in an investment in an affiliate joint venture. The $46.5 million improvement in operating earnings for the first six months of 1996 was primarily due to a 10.5% decrease in non-financial expenses.

Merger of Meridian Bancorp, Inc. - On April 9, 1996, CoreStates acquired
- -------------------------------
Meridian Bancorp, Inc. ("Meridian") in a transaction accounted for under the pooling of interests method of accounting. Meridian was a Pennsylvania bank holding company with approximately $15.2 billion in assets and $12.1 billion in deposits at March 31, 1996. Based on the closing share price of April 9, 1996, the transaction was valued at approximately $3.2 billion. In this transaction, approximately 81.1 million shares of CoreStates common stock were issued to Meridian shareholders. This in-market acquisition is expected to achieve annual pre-tax operating efficiencies of approximately $186.0 million, and is expected to add to earnings per share in 1997.

Restructuring and Merger-Related Charges - In the second quarter of 1996,
- ----------------------------------------
CoreStates recorded net restructuring and merger-related charges of $174.7 million pre-tax resulting from the Meridian acquisition. Included in that amount was a $70.0 million provision for loan losses recorded in connection with a change in strategic direction related to Meridian's problem assets and to conform Meridian's consumer lending charge-off policies to those of CoreStates. (See Provision and Allowance for Loan Losses on page 23.) In the first and second quarters of 1995, restructuring charges related to corporate-wide process redesign plans were recorded at CoreStates and Meridian, respectively. A summary of net restructuring and merger-related charges (credits), excluding the $70.0 million provision for loan losses, recorded for the three and six months ended June 30, 1996 and 1995 were as follows (in millions):


                                                                          Three Months Ended          Six Months Ended
                                                                                June 30,                  June 30,
                                                                         --------------------       --------------------
                                                                          1996           1995        1996          1995
                                                                         ------         ------      ------        ------
Meridian merger-related restructuring charge...................          $ 144.9        $     -     $ 144.9       $      -
Meridian merger-related implementation costs...................              4.0              -         4.0              -
United Counties merger-related charge..........................                -              -        16.6              -
Process redesign restructuring charges........................                 -           32.0           -          142.0
Gains on sales of branches....................................             (41.1)             -       (43.0)             -
Pension curtailment gains.....................................              (4.1)          (3.0)       (4.7)          (3.0)
                                                                          ------         ------      ------         ------
     Total....................................................           $ 103.7        $  29.0     $ 117.8        $ 139.0
                                                                         =======        =======     =======        =======

   The components of the $144.9 million Meridian merger-related charge recorded in the second quarter of 1996 were as follows (in millions):


                                                 Requiring
                                                   Cash
                                     Total       Outflow(a)
                                     -----       ---------
Severance costs....................   $ 60         $ 60
Branch closing costs...............     34           13
Office reconfiguration costs.......     19            3
Merger transaction costs...........     10           10
Systems consolidation writedowns...      7            -
Miscellaneous......................     15           15
                                      ----         ----
     Total.........................   $145         $101
                                      ====         ====

- -------------------
(a) CoreStates' liquidity will not be significantly affected by these cash outflows.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

Restructuring and Merger-Related Charges - continued
- ----------------------------------------

   The sale of eleven former Meridian Bank PA branches in Berks and Lebanon counties in Southeastern Pennsylvania was completed on June 28, 1996. The sale was necessary to satisfy a condition of regulatory approval of the Meridian merger contained in an agreement between CoreStates, the U.S. Department of Justice and the Attorney General for the Commonwealth of Pennsylvania. Approximately $380 million of deposits and $120 million of loans were included in the sale, which generated a pre-tax gain of $40.1 million. An additional gain of $1.0 million was recorded in the second quarter of 1996 on the sale of branches which were sold as a result of the 1995 process redesigns.

   The severance costs relate to the separation package which will be paid to approximately 1,350 employees who have been displaced as a result of the Meridian consolidation. Cash payments under separation packages commenced in April 1996 and will continue for varying terms. Generally, no lump sum severance payments will be made. The office reconfiguration charge relates to the costs of asset write-offs and lease buyouts that will be incurred principally in the process of consolidating CoreStates and Meridian operations and support staff. The branch closing charge relates to the costs of asset write-offs and lease buyouts that will be incurred in the process of consolidating and closing approximately 95 branch offices.

   Future cash outflows to be incurred in implementing the Meridian consolidation, which were not included in the second quarter of 1996 restructuring charge, are expected to include approximately $28 million for capital expenditures and approximately $21 million in implementation costs. Since April 1996, the amount of capital expenditures and implementation costs that were incurred related to the Meridian consolidation were approximately $7 and $4 million, respectively. As implementation costs are incurred, such costs will be recorded in the restructuring and merger-related charges line in the income statement. Implementation of the Meridian consolidation is expected to be essentially complete by the end of 1996. By early 1997, the consolidation is expected to generate cost efficiencies which will reduce expenses by $186 million.

   Implementation of the 1995 process redesign plans was substantially completed during the second quarter of 1996. Certain implementation costs associated with the 1995 process redesign plans will be charged against future operating earnings, but such charges are not expected to be material.

   The following table summarizes the activity in the aggregate accrual for restructuring and merger-related charges for the second quarter of 1996 and the first six months of 1996 (in millions):


                                            Second     Six
                                           Quarter   Months
                                           --------  -------
Balance at beginning of period.......        $ 66     $ 83
Provision charged against income.....         145      145
Cash outflow(a)......................         (28)     (44)
Writedowns of assets.................          (6)      (7)
                                             ----     ----
Balance at end of period.............        $177     $177
                                             ====     ====

- --------------------
(a) CoreStates' liquidity has not been significantly affected by these cashflows.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
- -------

   Net Investment Gains - In the second quarter of 1996, CoreStates recorded
   --------------------
net pre-tax gains of $14.6 million on sales of investment securities, including an $18.8 million pre-tax gain on the sale of an equity investment in a foreign consumer finance company. That gain was partially offset by losses on the sale of a portion of a second foreign equity investment and on the sale of securities related to a realignment of Meridian's investment porfolio to conform to CoreStates' interest rate risk policies. In the first quarter of 1995, CoreStates recorded pre-tax gains of $12.0 million on the exchange of equity securities.

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

Cautionary Statement

   Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond CoreStates' control), may be identified by reference to a future period, or periods, or by the use of forward-looking terminology such as "may","will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the global, national and regional economies where CoreStates conducts operations; economic growth; governmental monetary policy including interest rate policies of the Federal Reserve Board; sources and costs of funds; levels of interest rates; inflation rates; market capital spending; technological change; the state of securities and capital markets; acquisitions; consumer spending and savings; expense levels; and tax, securities, and banking laws and incentives.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
- ---------------------

   CoreStates' five core business segments are: Corporate Banking; Regional Banking; Retail Credit; Trust and Asset Management; and Third Party Processing. The following tables present the performance results for the three and six months ended June 30, 1996 and 1995. Each segment is comprised of well defined business lines with market or product-specific missions.

   Meridian is shown as a separate entity. During 1996, as the new company is fully integrated into CoreStates, the respective business components of Meridian will be blended into the existing business lines. It is expected that there will be a one to two quarter transition period before complete business line reporting can be established.

Three Months Ended June 30,
($ in millions, taxable equivalent basis)


                                               Corporate              Regional                Retail            Trust and Asset
                                               Banking                Banking                 Credit             Management
                                         -------------------   ---------------------    -------------------    ------------------
                                         1996      1995        1996         1995        1996        1995        1996      1995
                                        ------    ------      ------       ------      ------      ------      ------    ------
Net interest income................      $ 126.5     $ 128.3   $  162.8       $ 179.1   $  54.1     $  53.4     $   6.0   $   7.4
Provision for losses on loans......          5.0         6.9        2.8           1.9      20.6        16.0         0.2       0.3
Non-interest income................         41.8        42.1       39.1          38.3      14.3        16.0        25.0      24.2
Non-financial expenses.............         76.3        84.4      122.4         138.4      31.6        32.6        22.3      25.6
                                         -------     -------   --------       -------   -------     -------     -------   -------
Income before income taxes.........         87.0        79.1       76.7          77.1      16.2        20.8         8.5       5.7
Income tax expense.................         32.1        29.3       27.9          28.4       5.3         7.9         3.1       2.1
                                         -------     -------   --------       -------   -------     -------     -------   -------
Net income.........................      $  54.9     $  49.8   $   48.8       $  48.7   $  10.9     $  12.9     $   5.4   $   3.6
                                         =======     =======   ========       =======   =======     =======     =======   =======

Return on assets...................         1.77%       1.72%      2.33%         2.50%     1.12%       1.39%       4.03%     2.99%
Return on equity...................        28.27       29.12      47.18         47.64     21.39       26.13       98.72     57.76
Average assets.....................      $12,483     $11,600   $  8,435       $ 7,818   $ 3,917     $ 3,714     $   539   $   483
Average equity.....................      $   781     $   686   $    416       $   410   $   205     $   198     $    22   $    25

                                             Third Party
                                              Processing         Corporate Center            Meridian                 Total
                                         -------------------   ---------------------    -------------------    ------------------
                                            1996      1995        1996         1995        1996        1995        1996     1995
                                           ------    ------      ------       ------      ------      ------      ------  -------
Net interest income................      $  (1.2)  $  (1.4)    $   16.6     $  16.4     $ 175.2     $ 173.0     $ 540.0   $ 556.2
Provision for losses on loans......            -         -         70.0(a)        -        11.4         9.6       110.0      34.7
Non-interest income................         58.6      47.0        (12.9)      (22.5)       62.7        68.8       228.6     213.9
Non-financial expenses.............         53.8      44.2         84.5(a)      6.5       120.6       149.3(b)    511.5     481.0
                                         -------     -----     --------       -----     -------     -------     -------   -------
Income (loss) before
   income taxes....................          3.6       1.4       (150.8)      (12.6)      105.9        82.9       147.1     254.4
Income tax expense (benefit).......          1.2       0.5        (43.4)       (2.9)       41.3        31.0        67.5      96.3
                                         -------     -----     --------       -----     -------     -------     -------   -------
Net income (loss)..................      $   2.4     $ 0.9     $ (107.4)     $ (9.7)    $  64.6     $  51.9     $  79.6   $ 158.1
                                         =======     =====     ========       =====     =======     =======     =======   =======

Return on assets...................         6.52%     2.54%      (13.10)%     (0.83)%      1.76%       1.27%       0.73%     1.41%
Return on equity...................        33.29     12.45       (42.64)      (4.27)      18.81       14.63        8.32     17.22
Average assets.....................         $148      $142       $3,297      $4,664     $14,776     $16,449     $43,595   $44,870
Average equity.....................          $29       $29       $1,013        $911      $1,381      $1,423      $3,847    $3,682

- -------------------

(a) Includes Meridian merger-related charges of $70.0 million in the provision for losses on loans and $103.7 million in non-financial expenses. The combined merger-related charges totaled $123.3 million after-tax.
(b) Includes a restructuring charge of $32.0 million pre-tax, $20.8 million after-tax, related to corporate-wide process redesigns.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------------------

Six Months Ended June 30,
($ in millions, taxable equivalent basis)


                                               Corporate              Regional                Retail            Trust and Asset
                                               Banking                Banking                 Credit             Management
                                         -------------------   ---------------------    -------------------    ------------------
                                         1996      1995        1996         1995         1996        1995        1996      1995
                                        ------    ------      ------       ------       ------      ------      ------    ------
Net interest income................      $ 249.9   $ 245.8     $ 329.2      $ 353.2     $ 110.1     $ 109.9     $ 12.2    $ 13.7
Provision for losses on loans......         10.6      13.6         5.6          4.2        39.5        31.7        0.4       0.6
Non-interest income................         84.7      86.8        73.7         73.2        29.4        30.0       48.7      48.3
Non-financial expenses.............        149.0     162.1       242.5        277.1        63.6        67.1       44.5      52.4
                                         -------   -------     -------      -------     -------     -------     ------    ------
Income before income taxes.........        175.0     156.9       154.8        145.1        36.4        41.1       16.0       9.0
Income tax expense.................         64.7      58.1        56.5         53.4        12.0        15.5        5.8       3.4
                                         -------   -------     -------      -------     -------     -------     ------    ------

Net income.........................      $ 110.3   $  98.8     $  98.3       $ 91.7     $  24.4     $  25.6    $  10.2   $   5.6
                                         =======   =======     =======       =======    =======     =======    =======   =======
Return on assets...................         1.82%     1.76%       2.35%        2.43%      1.27%       1.32%      3.40%     2.29%
Return on equity...................        29.15     29.78       47.52        46.23       23.94       24.82      85.47     45.17
Average assets.....................      $12,206   $11,297     $ 8,409      $ 7,625     $ 3,864     $ 3,912    $   604   $   493
Average equity.....................      $   761   $   669     $   416      $   400     $   205     $   208    $    24   $    25

                                             Third Party
                                              Processing         Corporate Center            Meridian                 Total
                                         -------------------   ---------------------    -------------------    ------------------
                                         1996      1995        1996          1995        1996        1995         1996      1995
                                        ------    ------      ------        ------      ------      ------       ------    ------
Net interest income...............       $  (2.5)  $  (2.6)  $  30.1        $  32.4     $ 348.9     $ 343.7     $1,077.9  $1,096.1
Provision for losses on loans.....             -         -      70.0(b)           -        22.7        17.6        148.8      67.7
Non-interest income...............         107.1     110.1(a)  (30.8)         (27.5)      125.3       126.6        438.1     447.5
Non-financial expenses............          99.4      83.6      76.8(b)       103.0(c)    251.9(d)    298.7(e)     927.7   1,044.0
                                         -------   -------     -------      -------     -------     -------     --------   -------
Income (loss) before
   income taxes...................           5.2      23.9    (147.5)         (98.1)      199.6       154.0        439.5     431.9
Income tax expense (benefit)......           1.8       9.0     (34.6)         (32.1)       76.5        56.3        182.7     163.6
                                         -------   -------     -------      -------     -------     -------     --------   -------
Net income (loss).................       $   3.4   $  14.9   $(112.9)       $ (66.0)    $ 123.1     $  97.7     $  256.8  $  268.3
                                         =======   =======   =======        =======     =======     =======     ========  ========

Return on assets..................          4.72%    20.58%    (6.73)%        (2.74)%      1.64%       1.20%        1.18%     1.21%
Return on equity..................         23.58    103.61    (22.41)        (13.71)      17.19       14.01        13.28      14.59
Average assets....................       $   145   $   146   $ 3,374        $ 4,866     $15,098     $16,444     $ 43,700   $ 44,783
Average equity....................       $    29   $    29   $ 1,013        $   971     $ 1,440     $ 1,406     $  3,888   $  3,708


- ----------------------
(a) Includes a gain of $19.0 million pre-tax, $11.8 million after-tax, related to changes in the investment in the EPS affiliate joint venture.
(b) Includes net restructuring and merger-related charges of $70.0 million in the provision for losses on loans and $104.7 million in non-financial expenses. The combined restructuring and merger-related charges totaled $123.8 million after-tax.
(c) Includes net restructuring charges of $107.0 million pre-tax, $70.0 million after-tax, related to corporate-wide process redesigns.
(d) Includes net restructuring and merger-related charges of $13.1 million, $13.1 million after tax, primarily related to the United Counties acquisition.
(e) Includes net restructing charges of $32.0 million pre-tax, $20.8 million after-tax, related to corporate-wide process redesigns.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

   Corporate overhead, processing and support costs, and the loan loss provision are allocated along with the impact of balance sheet management and hedging activities of CoreStates. A matched maturity transfer pricing system is used to allocate interest income and interest expense. All business lines in the five core businesses, except for the Questpoint third party processing companies, are allocated equity utilizing regulatory risk-based capital guidelines. Equity at the Questpoint companies has been assigned based on estimated amounts necessary on a stand-alone company basis. Fixed assets and other capital investment requirements along with intangible assets and associated costs are also allocated to relevant business units. The development of these allocation methodologies is a continuous process at CoreStates.

   The Corporate Center includes the income and expense impact of unallocated equity; unusual or non-recurring items not attributable to the operating activities of the major business areas; eliminations of intercompany business areas transactions; and miscellaneous items.

   Corporate Banking is organized into six business lines: Large Corporate,
   -----------------
Specialized Lending, Congress Financial Corporation ("Congress Financial"), International Banking, Investment Banking, and Cash Management. Net income for the second quarter of 1996 was $54.9 million, $5.1 million, or 10.2% above second quarter of 1995. Year-to-date net income was $110.3 million which was $11.5 million, or 11.6% above the prior year six-month period. The increase over the second quarter of 1995 was attributable to declines in the loan loss provision and non-financial expenses. The increase for the 1996 six-month period was attributable to increases in net interest income, and declines in non-financial expenses and the loan loss provision.

   For the second quarter of 1996, net interest income was down $1.8 million, or 1.4%, from the second quarter of 1995, primarily due to declines in spreads on loans caused by increased competition. Corporate Banking average loan volume increased $840 million, or 9.2%, due to loan volume increases at Congress Financial, International Banking and Specialized Banking. Partially offsetting the impact of the loan volume increases were declines in the fixed and floating rate spreads due to increased competitive pressure on pricing and a decline in the prime spread. Average non-performing loan volume declines from the second quarter of 1995 of $26.6 million, or 30.8% were partially offset by a decline in interest income recognized on a cash basis from non-performing loans.

   For the 1996 six-month period, net interest income increased $4.1 million, or 1.7%, over 1995 year-to-date primarily due to higher average loan volume. Congress Financial average loan volume increased $153 million, or 6.3%. Excluding Congress Financial, loan volume increased $635 million, or 9.8%, primarily due to growth in Specialized Lending, International Banking, and Large Corporate. Average non-performing loans declined $28.6 million, or 35.5% from prior year-to-date. Partially offsetting the impact of increased average loan volume was a decline in the fixed and floating rate spreads due to increased competitive pressure on rates. Collected demand balances also increased from prior year by $136 million, or 7.2%, largely due to balances held in the Large Corporate, and Financial Services Industry division.

   The loan loss provision declined $1.9 million or 27.5%, and $3.0 million or 22.1% for the quarter and year-to-date, respectively. This was primarily due to an improvement in credit quality.

   For the second quarter of 1996, non-interest income was $0.3 million, or 0.7%, below the second quarter of 1995 largely due to declines in service charges on deposits, loan syndication income and loan servicing income earned by the CoreStates Enterprise Fund, partially offset by an increase in international service fees and foreign exchange income.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

   For the 1996 six-month period, non-interest income was $2.1 million, or 2.4%, below prior year. A decline of $1.3 million in service charges on deposits and lower securities gains were partially offset by increased international service fees and loan syndication income.

   For the second quarter of 1996, non-financial expenses were $8.1 million, or 9.6%, below the second quarter of 1995 due to declines in personnel expenses (resulting from the recent process redesign), OREO expense, FDIC expense, and processing expenses. Non-financial expenses were $13.1 million, or 8.1%, below prior year-to-date for the same reasons as the second quarter.

Regional Banking includes Retail Banking and Delivery, Commercial Banking (Small
- ----------------
Business Lending) and Middle Market Lending. Net income for the second quarter of 1996 was $48.8 million which was essentially level with the second quarter of 1995. The negative impacts of narrowing deposit spreads and declines in deposit volumes on net interest income were offset by reduced FDIC premiums and declines in personnel and other expenses due to attrition, branch closings/sales and streamlining achieved by the company-wide process redesign. For the 1996 six-month period, net income was $98.3 million, up $6.6 million, or 7.2% from 1995 year-to-date. The increase for the 1996 six-month period was primarily the result of reduced non-financial expenses, partially offset by lower net interest income.

   For the second quarter of 1996, net interest income decreased $16.3 million, or 9.1%, when compared to the second quarter of 1995. This decrease was driven by a 29 basis points narrowing in deposit spreads and a decline in average deposit volumes of $150 million. The deposit decline was primarily due to the sale of several branches in the last quarter of 1995. The narrowing spreads resulted from more aggressive pricing related to the focus on customer retention. The spread compression was concentrated in certificates of deposit and certain money market deposits. Additionally, a 17 basis point decline in loan spreads contributed to the net interest income decline. The pressure on loan spreads was related to more aggressive pricing by competitors and was concentrated in commercial loans.

   For the 1996 six-month period net interest income was $24.0 million, or 6.8%, below June 1995 year-to-date. This decline was mainly attributed to deposit volume and spreads. Average deposits declined $346 million compared to June 1995 year-to-date and deposit spreads were 22 basis points under prior year. As stated above, the branch sales, as well as movement of deposits to non-bank financial instruments were the main contributors to these declines. Additionally, movement of deposits from high profit products (i.e. demand, savings and MMA) to higher yielding market products was the major contributor to the spread decline. The increased competitive pressure on loan pricing was the major contributor to a decline in loan spreads of 11 basis points. Partially offsetting the impact of this decline was an increase in average loan outstandings of $96 million.

   For the second quarter of 1996, non-interest income increased $0.8 million, or 2.1%, on a quarter-to-quarter basis. Gains recorded on home equity loan securitizations increased $2.9 million in the second quarter of 1996 vs. prior year.Partially offsetting this increase were revenue declines in service charges on deposits and debit card fees. Business service charges declined $1.4 million, or 19.4%, primarily due to the 1996 reduction in the FDIC premium charged to banks and passed on to customers in prior years, and volume declines in fee generating deposits. For the 1996 six-month period, non-interest income increased $0.5 million, or 0.7%, over 1995 mainly due to an increase in gains on home equity loan securitizations of $3.4 million. Revenue declines occurred in business service charges of $2.7 million and debit card fees of $0.6 million.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

   For the second quarter of 1996, non-financial expenses declined $16.0 million, or 11.6%, from the prior year second quarter. Personnel expenses declined $4.8 million, or 10.3%, due to attrition, branch closings/sales and streamlining achieved through the process redesign. Reduced FDIC premiums in 1996 resulted in a $9.4 million decline in expenses. Other non-personnel expenses were down $1.7 million also resulting from branch closings/sales and the process redesign. Year-to-date non-financial expenses for 1996 declined $34.6 million, or 12.5%, as a result of an $18.6 million FDIC premium decrease, lower personnel expenses of $11.1 million and other non-personnel expenses of $4.8 million.

   Retail Credit Services includes the following major business lines: Credit
   ----------------------
Card, Indirect Auto and Leasing, Educational Lending, Mortgage Services and Card Linx (CoreStates merchant credit card processing business). Net income for Retail Credit Services was $10.9 million in the second quarter of 1996 which was $2.0 million, or 15.5%, below the second quarter of 1995. For the 1996 six-month period net income was $24.4 million, which was $1.2 million below 1995 year-to-date. Declines for both the quarter end and year-to-date are primarily due to increased provisions for losses on credit card loans, partially offset by declines in non-financial expenses.

   Net interest income for the second quarter of 1996 was $0.7 million above the second quarter of 1995. Contributing to this improvement was the impact of increases in credit card outstandings of $162 million and in student loans outstandings of $32 million or 14%. The impacts of declines in the credit card spread, narrowing spreads on the indirect and leasing portfolios, and run-off of the leasing and floor plan portfolios partially offset the favorable impacts of the credit card and student loan growth. On a year-to-date basis net interest income was $0.2 million above the prior year.

   For the second quarter of 1995, non-interest income decreased by $1.7 million, or 10.6%, from the second quarter of 1995. This decline was primarily due to a $2.4 million, or 37%, decrease in merchant fee income due to customer attrition from bank acquisitions, systems conversions, and repricing of unprofitable customers. Partially offsetting these declines were increases of $0.5 million in mortgage service fees and $0.2 million in credit card fees. Non-interest income on a year-to-date basis was $0.6 million below 1995.

   For the second quarter of 1995, non-financial expenses declined $1.0 million, or 3.1%, from the second quarter 1995. The decline is primarily related to ideas implemented through the process redesign program, and lower expenses in merchant card due to reduced volumes. On a year-to-date basis, non-financial expenses were below 1995 by $3.5 million, essentially for the same reasons as stated above.

   Trust and Investment Management is organized into four business lines:
   -------------------------------
Institutional Trust, Personal Trust, Private Banking, and Investment Management. CoreStates' Corporate Trust business, previously included in Institutional Trust, was sold during the fourth quarter of 1995. Net income of $5.4 million for the second quarter of 1996 increased by $1.8 million, or 50.0%, over the second quarter of 1995. For the 1996 six-month period, net income of $10.2 million increased $4.6 million, or 82.1%, over the same period of 1995.

   Net interest income declined by $1.4 million or 18.9% in the second quarter of 1996 when compared to the same period in 1995 and declined $1.5 million or 10.9% on a year-to-date basis. The decline in net interest income was due primarily to the loss of demand balances related to the sale of the Corporate Trust business. Excluding Corporate Trust earnings on demand balances in 1995, net interest income decreased $0.3 million, or 4.8%, for the quarter and $0.4 million, or 3.2%, on a year-to-date basis.

   Non-interest income increased $0.8 million, or 3.3%, in the second quarter of 1996 when compared to the same period in 1995. On a year-to-date basis, non-interest income increased $0.4 million. Excluding Corporate Trust fees, non-interest income increased $2.9 million, or 13.1%, on a quarter to quarter basis and $3.9 million, or 8.7%, on a year-to-date basis. These improvements are related to increased revenues in Investment Management generated from the implementation of the process redesign and increased asset values. Partially offsetting these favorable variances are declining Employee Benefits business and lower annual tax fees.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

   Non-financial expense levels in the second quarter of 1996 declined by $3.3 million, or 12.9% from the second quarter of 1995, and on a year-to-date basis declined $7.9 million, or 15.1%, from the comparable period in 1995. These expense reductions are associated with the sale of the Corporate Trust business and savings in all four business lines related to the process redesign.

   Third Party Processing consists of the QuestPoint processing companies that
   ----------------------
have been formed over the past two years and earnings from CoreStates' investment in Electronic Payment Services, Inc. ("EPS"). The QuestPoint companies include: Transys - a provider of check processing and payment services activity to CoreStates and other financial institutions; CashFlex - a leading supplier of Remittance Processing services nationwide with processing sites in key markets within the United States and with recent expansion into Canada; and SynapQuest -a provider of both retail credit card processing for CoreStates' and commercial card processing services to CoreStates and other financial institutions.

   Third Party Processing ("TPP") net income for the second quarter of 1996 was $2.4 million which was $1.5 million, or 167%, higher than the second quarter of 1995. The earnings improvement was attributable to both increased CoreStates volume resulting from the Meridian acquisition and incremental external business growth. Prior period results are not restated for Meridian. Net income for the six months ended June 30, 1996 was $3.4 million or $11.5 million (77.2%) less than reported in the first half of 1995. The 1995 six-month period included an $11.8 million non-recurring after-tax gain related to changes in CoreStates investment in EPS. Excluding the non-recurring EPS gain, year-to-year net income growth for the 1996 six-month period was $.3 million or 10%.

   TPP revenue for the second quarter of 1996 was $58.6 million versus $47.0 million for the second quarter of 1995, an increase of $11.6 million, or 25%. Second quarter of 1996 revenues included $51.3 million for the QuestPoint processing companies and $7.3 million for EPS, while the prior year period consisted of $39.5 million for the QuestPoint processing companies and $7.5 million for EPS. The CoreStates intercompany business at QuestPoint, which includes Meridian revenues, accounted for $7.9 million of the QuestPoint revenue increase, an increase of 33% from the prior year, while external TPP business grew by $3.7 million, an increase of 16% from the second quarter of 1995.

   TPP revenue for the first half of 1996 totaled $107.1 million including $92.4 million for the Questpoint companies and $14.7 million for EPS. Revenue for the first six months of 1995 of $110.1 million included a $19.0 million non-recurring gain related to changes in CoreStates' investment in EPS and $15.0 million for EPS. Excluding the non-recurring EPS gain, year-to-year revenue growth for the first six months of 1996 was $16.0 million, or 18%. The CoreStates (including Meridian) intercompany business, which contributed 51% of the TPP revenue base, increased $8.5 million, or 19%. External TPP business accounted for the remaining 49% of the revenue base and gained $7.5 million, or 17%.

   Most of the increase in CoreStates intercompany business is within Transys, which gained $7.0 million in new Meridian revenue in the six-month period ending June 30, 1996. CashFlex accounted for $7.2 million of the increase in external TPP business. About $1.8 million of the external TPP revenue increase was due to one additional month of revenue from National Remittance Centers, Inc. ("NRC"), a lockbox processing subsidiary acquired by CashFlex on January 27, 1995. The remaining revenue growth was mainly attributable to normal business growth at CashFlex. At Transys, increases in external check processing revenues were largely offset by lower cash letter income.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
- ---------------------

   Income from the investment in EPS, excluding the $19.0 million pre-tax gain recognized in 1995, decreased by $.3 million to $14.7 million. Income from the investment in EPS reflects CoreStates share in EPS net income, interest income on a 6.45% note and income from amortization of a deferred gain. The decrease from the prior year is due to lower interest income on the note, which is being paid down at the rate of $6.25 million per quarter by EPS.

   Meridian net income for the second quarter of 1996 was $64.6 million which
   --------
was $12.7 million, or 24.5% above the second quarter of 1995. On a year-to-date basis Meridian net income was $123.1 million which was $25.4 million or 26% above 1995. The increase in net income for both the second quarter and year-to-date was primarily due to lower non-financial expenses. Non-financial expenses for the second quarter of 1996 were $120.6 million or $28.7 million below the second quarter of 1995. On a year-to-date basis non-financial expenses were $251.9 million which was $46.8 million below 1995. Non-financial expenses for the second quarter of 1995 and 1995 year-to-date included a restructuring charge of $32.0 million related to a corporate-wide process redesign. Non-financial expenses for the 1996 six month period include net restructuring and merger-related charges of $13.1 million. The decline in non-financial expenses for the second quarter and year-to-date was primarily due to savings achieved from the company-wide process redesign.

NET INTEREST INCOME
- -------------------

   The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the second quarter of 1996 was $540.0 million, a decrease of $16.2 million, or 2.9%, from the second quarter of 1995. The net interest margin was 5.56% for the second quarter of 1996, compared to 5.52% for the second quarter of 1995. The decrease in net interest income was primarily the result of a $1.4 billion decline in average earning assets. Compared to the second quarter of 1995, average investment securities were reduced $1.8 billion, or 27.0%, while average loans for the second quarter of 1996 increased $0.5 billion, or 1.7%, over the second quarter of 1995. The change in the mix of earning assets from relatively lower yielding investment securities to higher yielding loans resulted in the four basis point increase in the net interest margin. The strength of CoreStates' net interest income and net interest margin stems from the combination of wide spreads on both loans and deposits and a balance sheet which has a relatively high portion of loans and a large base of non-interest bearing funding principally generated by our processing and cash management businesses.

   Compared to the first quarter of 1996, taxable equivalent net interest income for the second quarter of 1996 increased slightly, $2.2 million, or 0.4%. The net interest margin increased five basis points from 5.51% in March 1996 to 5.56% in June 1996. The increase in second quarter net interest income and the net interest margin, as compared to the first quarter of 1996, principally reflected the impact of the change in the mix of earning assets from relatively lower yielding investment securities to higher yielding loans.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------

   Taxable equivalent net interest income for the six months ended June 30, 1996 decreased $18.2 million, or 1.7%, while the net interest margin increased seven basis points to 5.54%, as compared to the 1995 six-month period. The decline in net interest income was due to a $1.2 billion decrease in average interest earning assets, primarily caused by a $1.7 billion decrease in average investment securities compared to the prior year six-month average. The increase in the net interest margin reflects an increase of $514 million in average non-interest bearing funding sources and the change in mix of interest earning assets from lower yielding investment securities to higher yielding loans.

   The following table compares taxable equivalent net interest income for the three months ended June 30, 1996 versus the second quarter of 1995 and the first quarter of 1996, and for the six months ended June 30, 1996 versus the 1995 six-month period, respectively (in millions):

Taxable Equivalent Net Interest Income
- --------------------------------------


                                                    Three Months Ended            Increase (decrease)
                                               --------------------------------   -----------------------
                                                 June 30,    June 30,   Mar 30,   June 1996/   June 1996/
                                                  1996        1995       1996     June 1995    Mar  1996
                                                 ---------  ---------- --------   ---------    ---------

Total interest income..............            $  815.8      $  884.8    $823.7    $(69.0)      $ (7.9)
Tax equivalent adjustment..........                 6.6           8.6       7.2      (2.0)        (0.6)
                                               --------      --------    ------    ------        -----
Tax equivalent interest income.....               822.4         893.4     830.9     (71.0)        (8.5)
Total interest expense.............               282.4         337.2     293.1     (54.8)       (10.7)
                                               --------      --------    ------    ------        -----
Taxable equivalent net.............
  interest income..................            $  540.0      $  556.2    $537.8    $(16.2)      $  2.2
                                               ========      ========    ======    ======        =====

Interest rate spread...............                4.65%         4.61%     4.59%
Net interest margin................                5.56%         5.52%     5.51%

                                                   Six Months Ended
                                                 June 30,   June 30,   Increase/
                                                  1996       1995     (decrease)
                                                 --------   --------   ---------
Total interest income..............             $1,639.5   $1,735.4    $(95.9)
Tax equivalent adjustment..........                 13.8       17.2      (3.4)
                                                --------   --------    ------
Tax equivalent interest income.....              1,653.3    1,752.6     (99.3)
Total interest expense.............                575.4      656.5     (81.1)
                                                --------   --------    ------
Taxable equivalent net
 interest income...................             $1,077.9   $1,096.1    $(18.2)
                                                ========   ========    ======

Interest rate spread...............                 4.62%      4.57%
Net interest margin................                 5.54%      5.47%

CORESTATES FINANCIAL CORP AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------

   The following rate/volume analyses on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):

Rate/Volume Analysis                         Increase (decrease) in interest            Increase (decrease) in interest
- --------------------                     ---------------------------------------    ---------------------------------------
                                                  Three Months Ended                         Three Months Ended
                                                  June 30, 1996/1995                    June 30, 1996/March 31, 1996
                                         ---------------------------------------    ----------------------------------------
                                         Income/      Change attributable to        Income/         Change attributable to
                                         expense      ----------------------        expense         ----------------------
                                         -------       Volume           Rate        -------          Volume           Rate
                                                       ------           ----                         ------           ----
Interest earning assets
- -----------------------
Time deposits-Eurodollars..............   $ (7.1)       $ (1.6)          $ (5.5)     $  2.2           $  2.3           $(0.1)
Investment securities..................    (27.4)        (27.2)            (0.2)       (3.9)            (7.4)            3.5
Federal funds sold.....................      3.9           3.7              0.2        (0.9)            (1.3)            0.4
Trading account securities.............     (4.7)         (4.9)             0.2        (0.8)            (1.1)            0.3
Loans:
   - Domestic..........................    (42.1)          0.7            (42.8)       (7.1)             2.5            (9.6)
   - Foreign...........................      6.4           9.3             (2.9)        2.0              2.7            (0.7)
                                          ------        ------           ------      ------           ------           -----
      Total interest income...........     (71.0)        (20.0)           (51.0)       (8.5)            (2.3)           (6.2)
                                          ------        ------           ------      ------           ------           -----

Interest bearing funds
- ----------------------
Deposits:
  Domestic.............................    (29.5)          2.1            (31.6)       (7.0)             5.5           (12.5)
  Overseas.............................     (5.5)         (4.0)            (1.5)        0.5              0.3             0.2
Funds borrowed:
  Federal funds purchased..............    (15.7)        (12.9)            (2.8)       (2.9)            (2.2)           (0.7)
  Other................................     (4.8)         (2.4)            (2.4)       (1.0)            (0.6)           (0.4)
Long-term debt.........................      0.7           4.0             (3.3)       (0.3)             0.2            (0.5)
                                          ------        ------           ------      ------           ------           -----
  Total interest expense...............    (54.8)        (13.2)           (41.6)      (10.7)             3.2           (13.9)
                                          ------        ------           ------      ------           ------           -----

Net interest income....................   $(16.2)       $ (6.8)          $ (9.4)     $  2.2           $ (5.5)          $ 7.7
- -------------------                       ======        ======           ======      ======           ======           =====

- ------------------------------------------

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
- -------------------

Rate/Volume Analysis                         Increase (decrease) in interest
- --------------------                     ---------------------------------------
                                                    Six Months Ended
                                                   June 30, 1996/1995
                                         ---------------------------------------
                                         Income/          Change attributable to
                                                          ----------------------
                                         expense          Volume            Rate
                                         -------          ------            ----
Interest earning assets
- -----------------------
Time deposits-Eurodollars..............  $(12.9)          $ (5.0)           $ (7.9)
Investment securities..................   (52.8)           (52.7)             (0.1)
Federal funds sold.....................     8.0              7.8               0.2
Trading account securities.............    (8.6)            (8.6)                -
Loans:
  - Domestic...........................   (45.2)           (15.6)            (29.6)
  - Foreign............................    12.2             15.9              (3.7)
                                         ------           ------             ------
      Total interest income............   (99.3)           (58.2)             (41.1)
                                         ------           ------             ------

Interest bearing funds
- ----------------------
Deposits:
  Domestic.............................   (42.2)            (2.2)             (40.0)
  Overseas.............................    (6.3)            (5.0)              (1.3)
Funds borrowed:
  Federal funds purchased..............   (29.1)           (23.9)              (5.2)
  Other................................    (5.9)            (2.0)              (3.9)
Long-term debt.........................     2.4              8.8               (6.4)
                                          ------           ------             ------
  Total interest expense...............   (81.1)           (24.3)             (56.8)
                                          ------           ------             ------

Net interest income....................  $(18.2)          $(33.9)             $ 15.7
- -------------------                       ======           ======              ======
- -------------------------------------------------------

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

   The effect of cash basis and other non-performing loans on interest income and net interest income for the three and nine-month periods ended June 30, 1996 and 1995 was as follows (in millions):

                                                                                 Three                         Six
                                                                              Months Ended                 Months Ended
                                                                                 June 30,                    June 30,
                                                                       --------------------------  --------------------------
                                                                           1996          1995          1996          1995
                                                                       ------------  ------------  ------------  ------------

Interest income due on non-performing loans in accordance with
    their original terms............................................    $  4.0        $  7.1        $  8.9        $ 15.1
Interest income on non-performing loans reflected in total
    interest income.................................................       2.3           2.9           4.4           6.0
                                                                        ------        ------        ------        ------
Net reduction in interest income....................................    $  1.7        $  4.2        $  4.5        $  9.1
                                                                        ======        ======        ======        ======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
- ---------------------------------------

   The provision for loan losses for the second quarter of 1996, excluding the $70.0 million merger-related provision, was $40.0 million, up $5.4 million from the provision recorded in the prior year second quarter. The increase in the provision for the second quarter of 1996 reflects loan growth and higher charge-offs on credit card outstandings.

   In the second quarter of 1996, CoreStates recorded a $70.0 million provision for loan losses in connection with a change in strategy related to Meridian's problem assets, and to conform Meridian's consumer lending charge-off policies to those of CoreStates. It is CoreStates' philosophy that such a change in strategy maximizes the total value of the Meridian acquisition and allows CoreStates to concentrate upon new franchise initiatives and revenue generation. In CoreStates' general experience, a strategy that involves the accelerated resolution of problem assets has been more economical than a long-term work out approach. It has been CoreStates' general experience that the costs of working out assets as well as other carrying costs typically outweigh any improvement in those assets' realized value. Furthermore, the process of working out problem assets diverts resources and management time and attention from building the business and creating long-term franchise value.

   Net loan charge-offs for the second quarter of 1996 included $33.7 million of loan charge-offs related to problem assets acquired with Meridian. The Meridian charge-offs related to actions taken in connection with the change in strategic direction including a bulk sale of $24 million of non-accrual residential mortgage loans.

   Also included in second quarter of 1996 loan charge-offs was $5.8 million related to a policy change to charge off delinquent credit card loans at 150 days past due instead of 180 days past due.

   The following table presents an analysis of changes in the allowance for loan losses for the three and six-month periods ended June 30, 1996 and 1995 (in millions):

                                                                                 Three                         Six
                                                                              Months Ended                 Months Ended
                                                                                 June 30,                    June 30,
                                                                       --------------------------  --------------------------
                                                                           1996          1995          1996          1995
                                                                       ------------  ------------  ------------  ------------
Balance at beginning of period..................................       $665.9        $ 678.4        $ 670.3       $ 681.1
Provision charged to expense....................................        110.0 (a)       34.6          148.8 (a)      67.7
Loan charge-offs................................................        (94.6)(b)      (58.3)        (159.1)(b)    (113.9)
Recoveries of loans previously charged off......................         23.9           24.1           45.2          43.9
                                                                       ------        -------        -------       -------
   Net loan charge-offs.........................................        (70.7)         (34.2)        (113.9)        (70.0)
                                                                       ------        -------        -------       -------
Balance at end of period........................................       $705.2        $ 678.8        $ 705.2       $ 678.8
                                                                       ======        =======        =======       =======

Ratios:
Net charge-offs (annualized) as a percentage of  average
    total loans................................................           0.89%          0.44%          0.72%         0.45%
Allowance for loan losses as a percentage of loans at
     end of period.............................................           2.21           2.16
Allowance for loan losses as a percentage of non-
     performing loans..........................................         323.75         221.32

- ----------------------------------
(a) Includes a merger-related provision of $70.0 million related to the second quarter of 1996 Meridian acquisition.
(b) Includes loan charge-offs of $33.7 million related to problem assets acquired with Meridian and $5.8 million related to a policy change to charge off delinquent credit card loans at 150 days past due instead of 180 days past due.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES - continued
- ---------------------------------------

   The following tables reflect the distribution of net loan charge-offs by loan type for the three and nine-month periods ended June 30, 1996 and 1995 (in millions):

                                                              Three Months Ended                Three Months Ended
                                                                June 30, 1996                      June 30, 1995
                                                    ----------------------------------    ---------------------------------
                                                                                % of                                 % of
                                                                    % of       Total                     % of       Total
                                                       Net        Average       Net         Net        Average       Net
                                                      Charge-      Loan       Charge-      Charge-      Loan       Charge-
                                                       offs       Type (a)     offs         offs       Type (a)     offs
                                                    ---------     --------    -------      -------     -------     -------
Domestic:
  Commercial, industrial and other...............      $ 11.2     0.3%        15.9%        $ 3.3       0.1%         9.6%
  Real estate:
     Construction and  development loans.........         1.5     1.0          2.1          (0.3)     (0.2)        (0.8)
     Other.......................................        22.8     0.9         32.2          13.7       0.5         40.1
   Consumer:
     Credit card.................................        25.2     6.0         35.6          13.1       3.5         38.3
     Installment.................................         8.2     1.2         11.6           3.3       0.5          9.6
   Other (b).....................................         1.8     0.4          2.6           1.1       0.2          3.2
                                                       ------                -----         -----                  -----
     Total domestic..............................        70.7     0.9        100.0%         34.2       0.4        100.0
                                                       ------                -----         -----                  -----
Foreign..........................................           -       -            -             -         -            -
                                                       ------                -----         -----                  -----
     Total net charge-offs.......................      $ 70.7(c)  0.9%       100.0%       $ 34.2       0.4%       100.0%
                                                       ======                =====         =====                  =====

                                                               Six Months Ended                   Six Months Ended
                                                                June 30, 1996                      June 30, 1995
                                                    ----------------------------------    ---------------------------------
                                                                                % of                                 % of
                                                                    % of       Total                     % of       Total
                                                       Net        Average       Net         Net        Average       Net
                                                      Charge-      Loan       Charge-      Charge-      Loan       Charge-
                                                       offs       Type (a)     offs         offs       Type (a)     offs
                                                    ---------     --------    -------      -------     -------     -------
Domestic:
   Commercial, industrial and other..............    $  21.5      0.3%        18.9%        $ 12.2      0.2%         17.4%
   Real estate:
     Construction and development loans..........        2.3      0.8          2.0            2.2      0.8           3.1
     Other.......................................       27.8      0.6         24.4           25.6      0.5          36.6
   Consumer:
     Credit card.................................       44.1      5.3         38.7           23.8      3.2          34.0
     Installment.................................       13.2      1.0         11.6            4.7      0.4           6.7
   Other (b).....................................        5.0      0.5          4.4            1.5      0.2           2.2
                                                      ------                  -----        ------                   -----
     Total domestic..............................      113.9      0.7         100.0          70.0      0.5          100.0
                                                      ------                  -----        ------                   -----
Foreign..........................................          -                      -             -        -              -
                                                      ------                  -----        ------                   -----
     Total net charge-offs.......................     $113.9(c)   0.7%        100.0%       $ 70.0      0.5%         100.0%
                                                      ======                  =====        =======                  ======

- --------------------------------------------------------
(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.
(c) Reflects loan charge-offs of $33.7 million recorded in the second quarter of 1996 related to problem assets acquired with Meridian and $5.8 million related to a policy change to charge-off delinquent credit card loans at 150 days past due instead of 180 days past due.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
- ------------------------------------------------

  Total non-performing assets at June 30, 1996 decreased $14.7 million, or 5.5%, from December 31, 1995. The decrease in non-performing assets from December 31, 1995 resulted primarily from charge off activity, particularly related to actions taken in connection with the change in strategic direction related to Meridian's problem assets. Those actions included the bulk sale of a $24 million non-accrual residential mortgage loan portfolio.

  The following table summarizes non-performing assets at June 30, 1996 and December 31, 1995 (in millions):

                                                         June 30,            December 31,
                                                           1996                 1995
                                                         --------            ------------
Non-accrual loans................................         $216.2                $223.6
Renegotiated loans...............................            1.6                   7.2
                                                          ------                ------
        Total non-performing loans...............          217.8                 230.8
Other real estate owned (OREO)...................           35.8                  37.5
                                                          ------                ------
        Total non-performing assets..............         $253.6                $268.3
                                                          ======                ======

   The following table reflects the distribution of non-performing assets by loan type at June 30, 1996 and December 31, 1995 (in millions):


                                                           June 30, 1996         December 31, 1995
                                                         -----------------      -------------------
                                                                      % of                     % of
                                                            Non-      Loan         Non-        Loan
                                                         performing   Type      performing     Type
                                                         -----------  ----      ----------     ----
Domestic:
  Commercial, industrial and other...............          $ 77.5     0.6%        $ 77.8       0.6%
                                                           ------                 ------
  Real estate:
    Construction and development.................            13.1     2.3            9.0       1.5
    Other loans..................................           120.6     1.3          139.8       1.4
    Other real estate owned......................            35.7                   37.5
                                                           ------                 ------
      Total real estate..........................           169.4                  186.3
                                                           ------                 ------
  Consumer.......................................               -       -              -         -
                                                           ------                 ------
  Other domestic loans (a).......................             6.7     0.3            4.2       0.3
                                                           ------                 ------
    Total domestic non-performing assets.........           253.6     0.8          268.3       0.9
                                                           ------                 ------
Foreign loans....................................               -       -              -         -
                                                           ------                 ------
    Total non-performing assets (b)..............          $253.6     0.8         $268.3       0.8
                                                           ======                 ======
    % Total assets...............................             0.6%                   0.6%
                                                             ====                   ====

- ---------------------------------------------------
(a) Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $105 million and $89 million at June 30, 1996 and December 31, 1995, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED  -  continued
- ------------------------------------------------

The following table summarizes the components of the change in non-performing assets for 1996 (in millions):

                                               Quarter            Six
                                               -------
                                           First    Second       Months
                                           -----    ------       ------
Beginning balance......................    $ 268     $ 281        $ 268
Additions..............................       52        75          127
Return to accrual......................       (4)        -           (4)
Payments...............................      (21)      (58)         (79)
Charge-offs............................      (14)      (44)         (58)
                                          ------     ------       ------
   Net change..........................       13       (27)         (14)
                                          ------     ------       ------
Ending balance.........................    $ 281     $ 254        $ 254
                                          ======     ======       ======


NON-INTEREST INCOME
- -------------------
(in millions)

                                                                                                                 Percentage
                                                              Three Months Ended       Six Months Ended      Increase (decrease)
                                                                    June 30,                June 30,         -------------------
                                                              ------------------       ----------------       Three        Six
                                                               1996        1995         1996      1995        Months      Months
                                                              -----       ------       -----     -----       -------     -------
Basic banking transactional services (a)...................   $145.6      $144.6       $286.6    $282.3        0.7%        1.5%
Income from investment in EPS, Inc.........................      7.3         7.5         14.7      15.0       (2.7)       (2.0)
Third party processing fees (b)............................     14.7        11.4         28.5      21.3       28.9        33.8
Mortgage banking income....................................      4.2         3.2          8.3       6.6       31.3        25.8
Investment banking fees....................................      3.7         4.5          7.5       8.2      (17.8)       (8.5)
Trading gains..............................................      6.5         9.5         13.1      18.6      (31.6)      (29.6)
Investment securities gains................................      2.8         5.5          9.8      11.5
Other non-interest income..................................     28.5        25.0         53.6      47.4       14.0        13.1
                                                              ------      ------       ------    ------
Non-interest income before significant
   and unusual items.......................................    213.3       211.2        422.1     410.9        1.0         2.7
Corporate trust fees (a)...................................      0.7         2.7          1.4       5.6
Significant and unusual items..............................     14.6(c)        -         14.6(c)   31.0(d)
                                                              ------      ------       ------    ------
Total non-interest income.................................    $228.6      $213.9       $438.1    $447.5        6.9%       (2.1)%
                                                              ======      ======       ======    ======

- -------------------------------------------------
(a) Comprised of debit and credit card fees, service charges on deposit accounts, trust income, and fees for international services. For presentation purposes, fee income on the corporate trust business, which was sold in the fourth quarter of 1995, was reclassed to a separate line.
(b) Includes revenues for CashFlex lockbox processing, Transys check processing, and Synapquest credit card and merchant processing.
(c)  Certain net investment gains.
(d) Reflects the $19.0 million pre-tax gain related to the changes in the investment in the EPS, Inc. affiliate joint venture and $12.0 million pre-tax gains on the exchange of equity securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-INTEREST INCOME  -  continued
- -------------------

   Non-interest income, before significant and unusual items as noted in the above table, for the second quarter of 1996 increased 1.0% from the second quarter of 1995, reflecting a $3.4 million increase in third-party processing fees, modest growth of $1.0 million in revenues in CoreStates' basic banking transactional businesses and a $3.5 million increase in other non-interest income mainly due to an increase in gains on home equity loan securitizations of $3.8 million. These improvements were partially offset by a decline in trading gains of $3.0 million. Within revenues from basic banking transactional businesses, a $1.0 million, or 4.0%, increase in fees for international services and a $2.7 million, or 7.1%, increase in trust fees were partially offset by a decline of $2.5 million, or 11.8%, in debit and credit card fees. Improvements in trust fees related to increased revenues in Investment Management generated from the implementation of the process redesign and increased asset values. The decline in debt and credit card fees was primarily due to a decrease in merchant fee income due to customer attrition from bank acquisitions, systems conversions, and repricing of unprofitable customers.

   Total non-interest income for the six months ended June 30, 1996 decreased 2.1% from the 1995 six-month period. Before significant and unusual items, non-interest income for the 1996 six-month period increased 2.7%, primarily reflecting growth of $7.2 million in third-party processing fee income; $1.7 million in mortgage banking income; $4.3 million in basic banking transactional services, primarily due to the same reasons as in the second quarter; and an increase of $6.2 million in other non-interest income, primarily due to an increase of gains on home equity loan securitizations of $3.8 million.

   Excluding significant and unusual gains, investment securities gains in the second quarter of 1996 were $2.8 million compared to $5.5 million in the prior year second quarter and for the six months ended June 30, 1996 were $9.8 million compared to $11.5 million in the 1995 six-month period.

NON-FINANCIAL EXPENSES
- ----------------------
(in millions)

                                                                                                                 Percentage
                                                              Three Months Ended       Six Months Ended      Increase (decrease)
                                                                    June 30,                June 30,         -------------------
                                                              ------------------       ----------------       Three        Six
                                                               1996        1995         1996      1995        Months      Months
                                                              -----       ------       -----     -----       -------     -------
Salaries, wages and benefits..........................        $206.5      $229.4       $414.8    $  468.4      (10.0)%     (11.4)%
Net occupancy expense.................................          37.6        40.5         80.3        81.9       (7.2)       (2.0)
Equipment expense.....................................          30.9        29.6         60.9        58.5        4.4         4.1
Amortization of intangible assets.....................          10.2        11.4         20.3        22.8      (10.5)      (11.0)
FDIC premiums.........................................           1.5        18.9          3.0        37.7      (92.1)      (92.0)
OREO expense..........................................           1.0         2.3          0.2         4.3      (56.5)      (95.3)
Other operating expenses..............................         120.1       119.9        230.4       231.4        0.2        (0.4)
                                                              ------      ------       ------    --------
Non-financial expense before significant and
 unusual items........................................         407.8       452.0        809.9       905.0       (9.8)      (10.5)
Restructuring and merger-related charges (a)..........         103.7        29.0        117.8       139.0
                                                              ------      ------       ------    --------
Total non-financial expenses..........................        $511.5      $481.0       $927.7    $1,044.0        6.3%      (11.1)%
                                                              ======      ======       ======    ========

- ------------------------------------------
(a)  See "Restructuring and Merger-Related charges" on page 10 for more detail.

     Total non-financial expenses for the second quarter of 1996, excluding restructuring and merger-related charges as noted in the above table, were $407.8 million, a decrease of $44.2 million, or 9.8% from the second quarter of 1995. This decline reflects the impacts of the process redesigns, merger-related synergies and the impact of reduced Federal Deposit Insurance Corporation ("FDIC") premiums for the second quarter of 1996. Much of the reduction in FDIC premiums will be used to fund investments in technology to support improved products and services and increased volume.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL MANAGEMENT
- ------------------

   CoreState's capital provides the resources and flexibility for anticipated growth. CoreState's capital position at June 30, 1996 under risk-based capital guidelines was $3.6 billion or 9.5% of risk-weighted assets, for Tier 1 capital and $4.9 billion, or 12.9%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreState's ratios at June 30, 1996 exceed the risk-based capital standards that require all banks to have Tier 1 capital of at least 4% and total capital of 8%.

   Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 8.3% at June 30, 1996. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

   Substantially the same capital requirements are applied to CoreState's banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at June 30, 1996 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.

                                                         Regulatory Capital Ratios
                                                -----------------------------------------
                                                Tier 1           Total            Leverage
                                                ------           -----            --------

CoreStates Bank, N.A. .......................     8.5%           11.3%              7.8%
New Jersey National Bank.....................    11.5            14.0               7.1
CoreStates Bank of Delaware, N.A. ...........     7.1            12.0               6.5

   CoreState's dividend on its common stock was $0.42 per share in the second quarter of 1996 and $0.34 per share in the second quarter of 1995. The common dividend payout ratio, based on operating earnings, was 47.7% for the second quarter of 1996, compared to 42.5%, for the second quarter of 1995.

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

INTEREST RATE RISK MANAGEMENT- continued
- -----------------------------


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

  Credit risk exists in a derivative transaction to the extent that there is a
favorable move in interest rates and the counterparty fails to perform.   The
current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates requires collateral from counterparties when the risk exceeds an acceptable threshold. Collateral agreements are determined based on the quality of individual counterparties. As of June 30, 1996, the current cost to replace CoreStates' derivatives portfolio was $154 million. This assumes that only counterparties for whom it would be favorable to default would do so.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued
- ---------------------------------------------

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

  Interest Rate Risk Related Derivative Activities - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of June 30, 1996, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

Outstanding Interest Rate Risk Related Derivatives
- --------------------------------------------------------
 At June 30, 1996                                        Interest    Interest      Interest
 ----------------                                          rate        rate       rate caps      Other
 (in millions)                                             swaps      futures    and floors   derivatives   Total
                                                         -------      -------    ----------   -----------   -----
Interest Sensitivity Adjustment:
  Assets (primarily loans):
    Notional amount....................                  $3,433       $3,162     $   10                     $6,605
    Unrealized gains...................                      53            -          -                         53
    Unrealized losses..................                     (26)           -          -                        (26)
  Deposits and other borrowings:
    Notional amount....................                   5,173                     924       $  100         6,197
    Unrealized gains...................                      35                      12            1            48
    Unrealized losses..................                     (36)                      -                        (36)
  Long-term debt:
    Notional amount....................                     671                      25                        696
    Unrealized gains...................                      12                       -                         12
    Unrealized losses..................                     (26)                      -                        (26)
Spread Protection:
  Assets (primarily loans).............
    Notional amount....................                                             571                        571
    Unrealized gains...................                                               4                          4
    Unrealized losses..................                                               -                          -
  Deposits and other borrowings:
    Notional amount....................                                             132                        132
    Unrealized gains...................                                               -                          -
    Unrealized losses..................                                               -                          -
Anticipated Asset Sales:
    Notional amount....................                       9                                  191           200
    Unrealized gains...................                       -                                    -             -
    Unrealized losses..................                       -                                   (1)           (1)
Total:
    Notional amount....................                  $9,286       $3,162     $1,662       $  291        $14,401
                                                         ======       ======     ======       ======        =======
    Unrealized gains...................                  $  100       $    -     $   16       $    1        $   117
                                                         ======       ======     ======        ======       =======
    Unrealized losses..................                  $  (88)      $    -     $    -       $   (1)       $   (89)
                                                         ======       ======     ======       ======        =======
    Net unrealized gains (losses)......                  $   12       $    -     $   16       $    -        $    28
                                                         ======       ======     ======       ======        =======

  Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of June 30, 1996, CoreStates' use of off-balance sheet derivative instruments which carry a leveraged exposure to either rising or falling rates or have other complex features is not material.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

  Interest sensitivity adjustments account for the majority of CoreStates' derivative activities. CoreStates has a naturally asset sensitive balance sheet as a result of its basic loan and deposit businesses. Commercial and consumer loan activities tend to have short-term repricing characteristics versus the longer term repricing nature of CoreStates' funding sources. These relationship portfolios have a positive effect on earnings in a rising rate environment and a negative effect in a falling rate environment. Therefore, CoreStates uses fixed rate assets or off-balance-sheet instruments with characteristics similar to fixed rate assets to offset this risk. When off-balance-sheet instruments are used, cash balances are invested in shorter time periods and interest rate swaps or other derivatives are used to "fix" the rate for longer terms similar to those of CoreStates' liabilities. The risks in certain products, particularly non-contractual deposits, are sometimes greater in one direction of rate change than the other. To the extent that marginal amounts of deposits need protection from falling rates but are likely to shift to higher rate instruments as interest rates rise, caps and/or floors are a more appropriate hedge. CoreStates has used interest rate floors in this manner to augment the risk protection provided by the swaps and futures portfolios. By using swaps and futures in this manner, leverage is reduced and liquidity is enhanced. If derivative instruments were not used, CoreStates would invest in longer term assets based on its disciplined interest rate risk management practice of strict matching of asset and liability terms. Therefore, the impact of derivatives on pre-tax income is confined to the spread between the derivative instrument and other instruments of similar terms. Management estimates that this spread is not material relative to pre-tax income.

  CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan and securities portfolios include adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $511 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates has issued retail certificates of deposits with floating rates which carry a guaranteed minimum rate. CoreStates has used caps and floors to offset that risk.

  For accounting purposes, the income effects of derivatives used to adjust interest sensitivity or to protect a product spread are associated with either the asset or the liability being managed. The amount recorded in net interest income related to derivative financial instruments was $21.5 million in the quarter ended June 30, 1996 and $2.7 million in the quarter ended June 30, 1995. The following table shows the impact of derivatives income on average interest rates:

Impact of Derivatives Income on Yields and Costs
- ------------------------------------------------
For the Quarter Ended June 30,
- ------------------------------
(in millions)                                         1996                                          1995
                                    -----------------------------------------    ------------------------------------------
                                              Reported             Impact                   Reported              Impact
                                    Average    Yield/    Product     of           Average    Yield/    Product      of
                                    Balance     Cost       Rate   Derivatives     Balance     Cost      Rate    Derivatives
                                    -------   --------   -------  -----------     -------   --------   -------  -----------
Earning Assets
Time deposits...................    $ 1,961      5.63%     5.63%          -       $ 2,059      6.74%     6.74%          -
Federal  funds sold & trading
 account assets.................        522      6.31      6.31           -           531      6.76      6.76           -
Investment securities...........      4,883      6.40      6.33         0.07%       6,687      6.30      6.25         0.05%
Loans...........................     31,665      9.01      8.90         0.11       31,125      9.60      9.55         0.05
                                    -------                                       -------
Total Earning Assets............    $39,031      8.47      8.38         0.09      $40,402      8.87      8.82         0.05
                                    =======                                       =======

Interest Bearing Funds
Savings, NOW, regular MMA.......    $10,585      1.66      1.95        (0.29)     $11,562      2.27      2.16         0.11
Premium MMA.....................      3,155      3.83      3.83            -        2,939      3.80      3.80           -
Certificates....................      9,230      5.08      5.22        (0.14)       9,210      5.47      5.48        (0.01)
                                    -------                                       -------
   Total retail.................     22,970      3.34      3.53        (0.19)      23,711      3.72      3.67         0.05
                                    -------                                       -------

Commercial & foreign deposits...      1,531      4.84      4.85        (0.01)       1,897      5.42      5.61        (0.19)
Federal funds purchased &
   short-term borrowings........      2,808      5.13      5.18        (0.05)       3,891      5.81      5.78         0.03
Long-term debt..................      2,449      6.33      6.53        (0.20)       2,216      6.86      6.90        (0.04)
                                    -------                                       -------
   Total wholesale..............      6,788      5.50      5.59        (0.09)       8,004      6.01      6.05        (0.04)
                                    -------                                       -------

Total Interest Bearing Funds....    $29,758      3.82      3.98        (0.16)     $31,715      4.26      4.24         0.02
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

  The third category of derivative activity is the hedging of anticipated asset sales. As fixed-rate assets are accumulated for future sale, CoreStates is exposed to a decline in sale price due to rising interest rates. Therefore, CoreStates will enter into an interest rate swap or a forward rate agreement which will increase in value if rates rise. The increased value on the derivative is used to offset the decline in value of the cash asset. Gains/losses on the derivative are deferred until the asset sale and recognized as part of the sale transaction. CoreStates has used fixed-pay mortgage swaps which amortize with a reference portfolio of mortgage-backed securities to hedge anticipated mortgage sales. These swaps are terminated as the mortgages are sold. CoreStates securitizes and sells its longer term fixed-rate home equity loans and fixed-rate mortgages on a recurring basis. Home equity loans are held for several months prior to sale while sufficient volume for securitization is accumulated. Forward rate locks are used to hedge rate changes during that warehouse period. Options on mortgage-backed securities as well as both mandatory and optional forward sale commitments are used to hedge the mortgage pipeline.

  Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. As of June 30, 1996, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts. Given the direction of its natural interest sensitivity, CoreStates has not historically paid fixed rates on interest rate swaps or used off-balance-sheet instruments to extend its liabilities.

  The repricing schedule below summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on June 30, 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------------------

Repricing Schedule of Interest Rate Swaps
- -----------------------------------------
At June 30, 1996
- ----------------
(in millions)
                                                                               Years
                                           ----------------------------------------------------------------------------
                                            0-1        1-2        2-3        3-4        4-5        over 5        Total
                                           -----      -----      -----      -----      -----      --------      -------
Receive Fixed/Pay Floating:
    Receive        Notional............   $2,443     $1,300     $1,310     $1,132     $1,397       $ 673         $8,255
                   Rate................     6.87%      6.26%      6.28%      6.90%      6.27%       6.82%          6.58%
    Pay            Notional............   $8,255                                                                 $8,255
                   Rate................     5.54%                                                                  5.54%
Pay Fixed/Receive Floating:
    Pay            Notional............   $   10     $   20                $   34                                $   64
                   Rate................     9.05%      8.60%                 8.95%                                 8.85%
    Receive        Notional............   $   64                                                                 $   64
                   Rate................     5.58%                                                                  5.58%
Receive Floating/Pay Floating:
(Basis Swaps)
                   Notional............   $  281                                                                 $  281
    Receive        Rate................     5.49%                                                                  5.49%
    Pay            Rate................     5.52%                                                                  5.52%
Receive Fixed/Pay Floating(a):
(Forward Start)
    Receive        Notional............                         $  155     $   71     $  400       $  61         $  687
                   Rate................                           6.15%      7.05%      6.60%       7.60%          6.64%
    Start Date     Notional............   $  320                $  367                                           $  687
- --------------------------------------------------

(a)  Pay rate will be determined on forward start date.


   The following schedule illustrates CoreStates' interest rate risk related derivative activity for the current quarterly reporting period:

Activity in Derivatives Products
- --------------------------------
For the Quarter Ended June 30, 1996
- -------------------------------------
(in millions)
                                        Interest         Interest        Interest
                                         rate            rate           rate caps           Other
Notional Amounts                         swaps          futures         and floors       derivatives        Total
- ----------------                        -------        ---------       ------------     -------------      -------
As of March 31, 1996..............       $9,555         $ 1,150           $1,483             $ 182         $12,370
Additions.........................          674           3,337              291               291           4,593
Terminated contracts(a)...........            -               -                -                 -               -
Maturities/amortization...........         (943)         (1,325)            (112)             (182)         (2,562)
                                         ------         -------           ------             -----         -------
As of June 30, 1996...............       $9,286         $ 3,162           $1,662             $ 291         $14,401
                                         ======         =======           ======             =====         =======
- --------------------

(a) As of June 30, 1996, CoreStates had $4 million of deferred gains and $2.8 Million of deferred losses related to terminated derivative contracts.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
- -----------------------------

  CoreStates' overall use of off-balance sheet instruments increased during the second quarter. Interest rate futures were used to create fixed rate assets to offset increased activity in the issuance of retail certificates of deposits. Caps, floors and other derivatives increased due to the purchase of option protection for various instruments issued by Meridian.

  Trading and Customer Related Derivative Activities - CoreStates also engages in derivative market activities to provide risk management services for its customers and to manage securities trading positions in the securities unit.
The securities unit underwrites, brokers and distributes securities to municipalities, institutional and individual investors. In addition the unit buys, sells and securitizes mortgage loans and brokers loan servicing portfolios. The following schedule details the outstanding notional amounts and related fair values of trading and customer related derivative transactions as of June 30, 1996.

Trading and Customer Related Derivatives
- ----------------------------------------
At June 30, 1996
- ----------------
(in millions)                            Notional        Net assets          Positive       Negative
                                          amount        (liability)(a)     Market Value   Market Value
                                         --------       --------------     ------------   ------------
Interest Rate Swaps:
  CoreStates receives fixed..........    $  186             $ 1.9            $  2.5         $ (0.6)
  CoreStates pays fixed..............       186              (1.7)              0.7           (2.4)
Rate Locks:
  CoreStates receives fixed..........        47              (1.3)              0.1           (1.4)
  CoreStates pays fixed..............        47               1.4               1.5           (0.1)
Interest Rate Caps/Floors:
  Sold...............................       436               1.1               1.1              -
  Purchased..........................       436              (1.1)                -           (1.1)
Futures..............................         2                 -                 -              -
Commitments to purchase/sell
  whole mortgage loans and
  securities (including when-issued
  securities):
    Sold.............................       153                 -                 -              -
    Purchased........................        94                 -                 -              -
Other Options:
    Sold.............................       214               7.4               7.5           (0.1)
    Purchased........................       385               0.9               0.9              -
Foreign exchange contracts                2,306               5.0              21.3          (16.3)
                                          -----            ------             -----         ------
Total Trading and Customer Related
    Derivatives......................    $4,492             $13.6            $ 35.6         $(22.0)
                                         ======             =====            ======         ======
- --------------------

(a) Average net assets (liabilities) during 1996 was substantially the same as the net assets (liabilities) at June 30, 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES

                                                                         Three Months Ended
                                    ----------------------------------------------------------------------------------------------

                                            June 30, 1996                   March 31, 1996                   June 30, 1995

                                    ----------------------------     ----------------------------     ----------------------------

                                    Average              Income/     Average              Income/     Average              Income/
                                    balance    Rate      expense     balance     Rate     expense     balance     Rate     expense
                                    -------   ------     -------     -------    ------    -------     -------    ------    -------
                                   (000,000)              (000)     (000,000)              (000)     (000,000)              (000)
INTEREST EARNING ASSETS
- ---------------------------
Time deposits, principally
 Eurodollars (a).................   $ 1,961    5.63%    $ 27,449    $   1,799    5.64%    $ 25,243    $  2,059    6.74%    $ 34,615
Investment securities (b):
  U.S. Government................     3,484    6.08       52,684        3,986    6.03       59,750       5,194    5.85       75,729
  State and municipal............       506    8.43       10,661          566    7.62       10,778         684    8.43       14,408
  Other..........................       893    6.44       14,304          805    5.50       11,017         809    7.37       14,863
                                    -------             --------    ---------             --------    --------             --------

    Total investment
    securities...................     4,883    6.40       77,649        5,357    6.12       81,545       6,687    6.30      105,000
                                    -------             --------    ---------             --------    --------             --------

Federal funds sold...............       442    5.92        6,509          534    5.56        7,383         182    5.68        2,577
Trading account securities.......        80    8.39        1,677          146    6.91        2,523         349    7.31        6,377
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial
    and other....................    13,132    8.96      292,575       12,771    9.10      289,027      12,520    9.76      304,741
    Real estate..................    10,353    8.59      221,000       10,654    8.67      229,616      11,359    9.25      261,912
    Consumer.....................     4,401   11.48      125,583        4,450   11.61      128,442       4,148   11.08      114,548
    Financial institutions.......       814    6.10       12,345          796    5.94       11,763         681    7.42       12,590
    Factoring receivables........       525   10.50       13,710          501   10.86       13,533         601   10.52       15,767
    Lease financing..............     1,186    8.12       24,078        1,172    8.20       24,015       1,077    8.10       21,800
  Foreign........................     1,254    6.36       19,823        1,086    6.59       17,795         739    7.29       13,432
                                    -------             --------    ---------             --------    --------             --------

      Total loans, net of
      discounts..................    31,665    9.01      709,114       31,430    9.14      714,191      31,125    9.60      744,790
                                    -------             --------    ---------             --------    --------             --------

      Total interest earning
      assets (d).................   $39,031    8.47      822,398    $  39,266    8.51      830,885    $ 40,402    8.87      893,359
                                    =======   -----     --------    =========   -----     --------    ========   -----     --------

FUNDING SOURCES
- ---------------
Interest Bearing
 Liabilities (b):
  Deposits in domestic
  offices:
    Commercial...................   $   596    5.12        7,582    $     687    5.43        9,281    $    660    5.70        9,382
    NOW accounts (e).............     1,713    0.86        3,375        2,895    1.22        7,989       3,407    1.56       12,101
    Money Market Accounts (e)....     7,307    2.66       48,095        6,323    2.97       46,568       5,977    3.35       49,761
    Consumer savings.............     4,720    1.82       21,412        4,748    1.97       23,289       5,117    2.33       29,736
    Consumer certificates........     9,230    5.08      116,648        9,015    5.22      116,964       9,210    5.47      125,663
  Time deposits of overseas
  branches
    and subsidiaries.............       935    4.67       10,850          911    4.58       10,367       1,237    5.27       16,268
                                    -------             --------    ---------             --------    --------             --------

       Total interest
       bearing deposits (e)......    24,501    3.44      207,962       24,579    3.55      214,458      25,608    3.85      242,911
                                    -------             --------    ---------             --------    --------             --------

  Short-term funds borrowed:
    Federal funds purchased......     1,460    5.03       18,254        1,625    5.24       21,164       2,358    5.78       34,001
    Commercial paper.............     1,059    5.35       14,093        1,045    5.52       14,331         991    6.12       15,109
    Other........................       289    4.86        3,495          358    4.79        4,262         542    5.37        7,263
                                    -------             --------    ---------             --------    --------             --------

      Total short-term
      funds borrowed.............     2,808    5.13       35,842        3,028    5.28       39,757       3,891    5.81       56,373
                                    -------             --------    ---------             --------    --------             --------

  Long-term debt.................     2,449    6.33       38,556        2,439    6.41       38,849       2,216    6.86       37,919
                                    -------             --------    ---------             --------    --------             --------

       Total interest
       bearing liabilities.......    29,758    3.82      282,360       30,046    3.92      293,064      31,715    4.26      337,203
Portion of non-interest
bearing funding sources..........     9,273                             9,220                            8,687
                                    -------                         ---------                         --------

       Total funding
       sources...................   $39,031    2.91      282,360    $  39,266    3.00      293,064    $ 40,402    3.35      337,203
                                    =======   -----     --------    =========   -----     --------    ========   -----     --------

Net interest income and
 net interest margin.............              5.56%    $540,038                 5.51%    $537,821                5.52%    $556,156
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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                                    Three Months Ended
                                                    --------------------------------------------------------------------------------
                                                           June 30, 1996              March 31, 1996               June 30, 1995
                                                    -------------------------   --------------------------   -----------------------
                                                    Average           Income/   Average            Income/   Average         Income/
                                                    balance    Rate   expense   balance    Rate    expense   balance   Rate  expense
                                                    -------    ----   -------   -------    ----    -------   -------   ----  -------
                                                   (000,000)           (000)   (000,000)            (000)   (000,000)         (000)
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash.............................................    $ 2,833                    $ 2,896                     $ 2,747
Allowance for loan losses........................       (712)                      (675)                       (679)
Other assets.....................................      2,443                      2,317                       2,401
                                                     -------                    -------                     -------
    Total non-interest earning assets............    $ 4,564                    $ 4,538                     $ 4,469
                                                     =======                    =======                     =======
TOTAL AVERAGE ASSETS.............................    $43,595                    $43,804                     $44,871
- --------------------                                 =======                    =======                     =======

NON-INTEREST BEARING FUNDING
- ---------------------------
SOURCES
- -------
Demand deposits:
    Domestic.....................................    $ 7,637                    $ 7,631                     $ 7,312
    Foreign......................................        372                        391                         385
Other liabilities................................      1,981                      1,807                       1,777
Shareholders' equity.............................      3,847                      3,929                       3,682
Non-interest bearing funding sources used to fund
    earning assets...............................     (9,273)                    (9,220)                     (8,687)
                                                     -------                    -------                     -------
      Total net non-interest bearing funding
        sources..................................    $ 4,564                    $ 4,538                     $ 4,469
                                                     =======                    =======                     =======

SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits..............................    $ 6,374                    $ 6,297                     $ 6,083
Net Federal funds purchased......................      1,018    4.64%  $ 11,745   1,091    5.08%   $13,781    2,176   5.79%  $31,424

Commercial certificates of deposit in domestic
    offices over $100,000........................        596    5.12      7,582     687    5.43      9,281      660   5.70     9,381

Average prime rate...............................               8.25                       8.34                       8.81

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                                     Six Months Ended
                                                     ----------------------------------------------------------------------------
                                                                June 30, 1996                              June 30, 1995
                                                     ----------------------------------         ---------------------------------
                                                     Average                    Income/         Average                   Income/
                                                     balance         Rate       expense         balance        Rate       expense
                                                     -------        ------      -------         -------       ------      -------
                                                    (000,000)                    (000)         (000,000)                   (000)
INTEREST EARNING ASSETS
- -----------------------
Time deposits, principally Eurodollars (a)........   $ 1,880         5.64%     $   52,692       $  2,036       6.49%    $   65,542
Investment securities (b):
  U.S. Government.................................     3,652         6.06         110,031          5,095       5.88        148,488
  State and municipal.............................       536         8.00          21,439            696       8.46         29,435
  Other...........................................       932         5.98          27,724          1,054       6.53         34,119
                                                     -------                   ----------       --------                ----------
    Total investment securities...................     5,120         6.25         159,194          6,845       6.25        212,042
                                                     -------                   ----------       --------                ----------
Federal funds sold................................       488         5.72          13,892            212       5.65          5,939
Trading account securities........................       113         7.43           4,200            342       7.46         12,764
Loans (b) (c) (d):
  Domestic:
    Commercial, industrial and other..............    12,952         9.03         581,602         12,262       9.59        583,005
    Real estate...................................    10,503         8.63         450,616         11,507       9.11        519,888
    Consumer......................................     4,426        11.54         254,025          4,161      11.14        229,773
    Financial institutions........................       805         6.02          24,108            673       7.28         24,309
    Factoring receivables.........................       513        10.68          27,243            568      10.87         30,626
    Lease financing...............................     1,179         8.16          48,093          1,064       8.14         43,321
  Foreign.........................................     1,170         6.47          37,618            719       7.13         25,405
                                                     -------                   ----------       --------                ----------
      Total loans, net of discounts...............    31,548         9.07       1,423,305         30,954       9.49      1,456,327
                                                     -------                   ----------       --------                ----------
      Total interest earning assets (d)...........   $39,149         8.49       1,653,283       $ 40,389       8.75      1,752,614
                                                     =======        -----      ----------       ========      -----     ----------
FUNDING SOURCES
- ---------------
Interest Bearing Liabilities (b):
  Deposits in domestic offices:
    Commercial....................................   $   642         5.28          16,863       $    647       5.62         18,021
    NOW accounts (e)..............................     2,304         1.09          11,364          3,440       1.59         24,861
    Money Market Accounts (e).....................     6,815         2.80          94,663          6,075       3.30         99,337
    Consumer savings..............................     4,734         1.90          44,701          5,205       2.33         60,134
    Consumer certificates.........................     9,122         5.15         233,612          9,136       5.32        241,029
  Time deposits of overseas branches
    and subsidiaries..............................       923         4.62          21,217          1,129       4.92         27,549
                                                     -------                   ----------       --------                ----------
      Total interest bearing deposits (e).........    24,540         3.49         422,420         25,632       3.75        470,931
                                                     -------                   ----------       --------                ----------
  Short-term funds borrowed:
    Federal funds purchased.......................     1,542         5.14          39,418          2,369       5.83         68,484
    Commercial paper..............................     1,052         5.43          28,424            927       6.05         27,796
    Other.........................................       324         4.81           7,757            541       5.34         14,318
                                                     -------                   ----------       --------                ----------
      Total short-term funds borrowed.............     2,918         5.21          75,599          3,837       5.81        110,598
                                                     -------                   ----------       --------                ----------
  Long-term debt..................................     2,444         6.37          77,405          2,187       6.91         74,939
                                                     -------                   ----------       --------                ----------
      Total interest bearing liabilities..........    29,902         3.87         575,424         31,656       4.18        656,468
Portion of non-interest bearing funding sources...     9,247                                       8,733
                                                     -------                   ----------       --------                ----------
      Total funding sources.......................   $39,149         2.95         575,424       $ 40,389       3.28        656,468
                                                     =======        -----      ----------       ========      -----     ----------
Net interest income and net interest margin.......                   5.54%     $1,077,859                      5.47%    $1,096,146
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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                                     Six Months Ended
                                                     ----------------------------------------------------------------------------
                                                                June 30, 1996                              June 30, 1995
                                                     ----------------------------------         ---------------------------------
                                                     Average                    Income/         Average                   Income/
                                                     balance         Rate       expense         balance        Rate       expense
                                                     -------        ------      -------         -------       ------      -------
                                                    (000,000)                    (000)         (000,000)                   (000)
NON-INTEREST EARNING ASSETS
- ---------------------------
Cash.............................................    $ 2,864                                    $ 2,692
Allowance for loan losses........................       (693)                                      (684)
Other assets.....................................      2,380                                      2,387
                                                     -------                                    -------
    Total non-interest earning assets............    $ 4,551                                    $ 4,395
                                                     =======                                    =======

TOTAL AVERAGE ASSETS.............................    $43,700                                    $44,784
- --------------------                                 =======                                    =======

NON-INTEREST BEARING FUNDING
- -----------------------------
SOURCES
- -------
Demand deposits:
    Domestic.....................................    $ 7,635                                    $ 7,325
    Foreign......................................        381                                        377
Other liabilities................................      1,894                                      1,718
Shareholders equity .............................      3,888                                      3,708
Non-interest bearing funding sources used to fund
    earning assets...............................     (9,247)                                    (8,733)
                                                     -------                                    -------
      Total net non-interest bearing funding
        sources..................................    $ 4,551                                    $ 4,395
                                                     =======                                    =======

SUPPLEMENTARY AVERAGES
- ----------------------
Net demand deposits..............................    $ 6,336                                    $ 6,216
Net Federal funds purchased......................      1,054         4.87%        $25,526         2,157        5.85%       $62,545
Commercial certificates of deposit in domestic
    offices over $100,000........................        641         5.29          16,863           647        5.62         18,020
Average prime rate...............................                    8.29                                      8.91

PART II.  OTHER INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

  Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------

       (a) Exhibits - The following exhibits are filed herewith in connection with registration statements filed from time to time by the
           Corporation:

           10.1   Agreement with Samuel A. McCullough dated April 8, 1996

           10.2   Amendment to Termination Agreement dated July 1, 1986

           10.3 Form of Termination Agreement for Samuel McCullough dated July 1, 1986

           10.4(A)Form of Termination Agreement for Executive Officers

           10.4(B)Schedule of Named Executive Officers and Executive Officers who are Parties to a Termination Agreement

           11     Computation of Per Share Earnings

           12.1   Computation of Ratio of Earnings to Fixed Charges
                  (Consolidated)

           12.2 Computation of Ratio of Earnings to Fixed Charges (Combined CoreStates Parent Company and CoreStates Capital Corporation)

           27     Financial Data Schedule

       (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

           1.     Date of Report:  April 3, 1996
                  --------------
                  Item(s) Reported: Reporting under Item 7 Pro Forma Financial
                  ----------------
                  Information of CoreStates Financial Corp and subsidiaries, Consolidated Financial Statements of Meridian Bancorp and subsidiaries, and Consolidated Financial Statements of United Counties Bancorporation and subsidiaries.

           2.     Date of Report:  April 9, 1996
                  --------------
                  Item(s) Reported: Reporting under Item 5 the information set
                  ----------------
                  forth in the news releases of CoreStates Financial Corp announcing the agreement for Commonwealth Savings Bank to acquire 11 Meridian Bancorp branch offices and the completion of its merger with Meridian Bancorp, Inc.

           3.     Date of Report:  April 17, 1996
                  --------------
                  Item(s) Reported: Reporting under Item 5 the information set
                  ----------------
                  forth in the earnings news release of CoreStates Financial
                  Corp.

           4.     Date of Report:  June 13, 1996
                  --------------
                  Item(s) Reported: Reporting under Item 7 Consolidated
                  ----------------
                  Financial Statements of CoreStates Financial Corp and Subsidiaries (restated to include 1995 financial information for Meridian Bancorp, Inc. and United Counties Bancorporation, which were acquired on April 9, 1996 and accounted for as a pooling of interests).

           5.     Date of Report:  June 28, 1996
                  --------------
                  Item(s) Reported: Reporting under Item 5 the information
                  ----------------
                  regarding the completion of 11 former Meridian Bank branch sales to Commonwealth Savings Bank.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
- ---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.












                                    CORESTATES FINANCIAL CORP



Date:  August 13, 1996              By:   /s/ Christopher J. Carey
                                       ----------------------------------

                                          Christopher J. Carey
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

40