Form 10-Q
period 1996-09-30
CORESTATES FINANCIAL CORP
filed 1996-11-14
CIK 69952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended September 30, 1996          Commission file number 0-6879

                           CORESTATES FINANCIAL CORP
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Pennsylvania                                   23-1899716
----------------------------------------       ------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                                 19101
----------------------------------------       ------------------------------
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

              Yes   X  .        No     .
                  -----           -----

Number of Shares of Common Stock Outstanding at November 1, 1996:  223,582,906

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION


                                                                          Page
                                                                          ----
Item 1 - FINANCIAL INFORMATION

         Consolidated Balance Sheets as of  September 30, 1996 and
         December 31, 1995.............................................     3

         Consolidated Statements of Income for the Three and Nine
         Months Ended September 30, 1996 and 1995......................     4

         Consolidated Statements of Changes in Shareholders'
         Equity for the Nine Months Ended September 30, 1996 and 1995..     5

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 1996 and 1995.................     6

         Notes to the Consolidated Financial Statements................    7-8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations...........................   9-39

PART II. OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K..............................    40

SIGNATURE..............................................................    41

EXHIBITS  11, 12.1, 12.2, 27

PART I.  FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                 September 30,          December 31,
                                                                     1996                   1995
                                                                 -------------          ------------
                                                                  (Unaudited)              (Note)
ASSETS
------
Cash and due from banks........................................   $  2,984,768          $  3,662,143
Time deposits, principally Eurodollars.........................      2,594,473             1,909,260
Federal funds sold and securities purchased under
 agreements to resell..........................................        168,702               719,937
Trading account securities, at fair value......................         56,800               147,218
Investments available-for-sale, at fair value..................      2,740,040             2,572,315
Investments held-to-maturity (fair value:
 1996 - $1,967,407; 1995 - $3,075,964).........................      1,964,254             3,059,917
Loans, net of unearned discounts of $199,254 in 1996
 and $232,077 in 1995..........................................     32,833,999            31,714,152
 Less:  Allowance for loan losses..............................       (708,239)             (670,265)
                                                                  ------------          ------------
           Net loans...........................................     32,125,760            31,043,887
                                                                  ------------          ------------
Due from customers on acceptance...............................        670,045               560,707
Premises and equipment.........................................        638,184               664,279
Other assets...................................................      1,255,075             1,657,579
                                                                  ------------          ------------
           Total assets........................................   $ 45,198,101          $ 45,997,242
                                                                  ============          ============
LIABILITIES
-----------
Deposits:
 Domestic:
   Non-interest bearing........................................   $  8,454,000          $  8,937,147
   Interest bearing............................................     22,718,732            23,883,726
 Overseas branches and subsidiaries............................      1,130,523             1,142,947
                                                                  ------------          ------------
           Total deposits......................................     32,303,255            33,963,820
Funds borrowed.................................................      4,002,220             3,677,013
Bank acceptances outstanding...................................        668,803               549,048
Other liabilities..............................................      1,673,852             1,719,697
Long-term debt.................................................      2,518,080             2,212,099
                                                                  ------------          ------------
           Total liabilities...................................     41,166,210            42,121,677
                                                                  ------------          ------------

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------
SHAREHOLDERS' EQUITY
--------------------
Preferred stock: authorized 10.0 million shares; no
 shares issued.................................................              -                     -
Common stock:  $1 par value; authorized 350.0 million
 shares; issued 223.197 million shares in 1996 and
 230.231 million shares in 1995 (including treasury shares of
 7.824 million in 1995 and unallocated shares held by the
 Employee Stock Ownership Plan ("ESOP") of
 2.236 million in 1996 and 2.328 million in 1995)..............        223,197               230,231
Other common shareholders' equity, net.........................      3,808,694             3,645,334
                                                                  ------------          ------------
           Total shareholders' equity..........................      4,031,891             3,875,565
                                                                  ------------          ------------
           Total liabilities and shareholders' equity..........   $ 45,198,101          $ 45,997,242
                                                                  ============          ============

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP  AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

                                                        Three Months Ended                  Nine Months Ended
                                                           September 30,                       September 30,
                                                    -------------------------           --------------------------
                                                       1996           1995                  1996         1995
                                                    ----------    ------------          ------------   ------------
INTEREST INCOME
---------------
Interest and fees on loans:
 Taxable income.................................... $  716,075    $    733,125          $  2,118,771     $2,165,813
 Tax exempt income.................................      6,009           7,623                19,409         22,993
Interest on investment securities:
 Taxable income....................................     58,363          84,451               198,952        271,230
 Tax exempt income.................................      5,855           7,563                17,952         23,989
Interest on time deposits in banks.................     33,277          28,561                85,969         94,103
Other interest income..............................      3,504           9,841                21,503         28,431
                                                    ----------    ------------          ------------   ------------
     Total interest income                             823,083         871,164             2,462,556      2,606,559
                                                    ----------    ------------          ------------   ------------
INTEREST EXPENSE
----------------
Interest on deposits..............................     207,391         238,740               629,811        709,671
Interest on funds borrowed........................      35,780          51,028               111,379        161,626
Interest on long-term debt........................      39,564          39,824               116,969        114,763
                                                    ----------    ------------          ------------   ------------
     Total interest expense.......................     282,735         329,592               858,159        986,060
                                                    ----------    ------------          ------------   ------------
     NET INTEREST INCOME..........................     540,348         541,572             1,604,397      1,620,499
Provision for losses on loans.....................      40,000          38,050               188,767        105,777
                                                    ----------    ------------          ------------   ------------
     NET INTEREST INCOME AFTER PROVISION
         FOR LOSSES ON LOANS......................     500,348         503,522             1,415,630      1,514,722
                                                    ----------    ------------          ------------   ------------
NON-INTEREST INCOME
-------------------
Service charges on deposit accounts...............      61,492          62,362               181,769        182,556
Trust income......................................      42,102          39,913               124,877        121,021
Fees for international services...................      27,130          24,548                74,805         70,900
Debit and credit card fees........................      18,788          21,147                56,051         61,368
Income from investment in EPS, Inc................       7,469           7,570                22,192         41,566
Gains on trading account securities...............       2,763           8,101                15,880         26,745
Securities gains..................................      31,135           2,230                55,476         25,746
Other operating income............................      45,752          43,499               143,648        126,968
                                                    ----------    ------------          ------------   ------------
     Total non-interest income....................     236,631         209,370               674,698        656,870
                                                    ----------    ------------          ------------   ------------
NON-FINANCIAL EXPENSES
----------------------
Salaries, wages and benefits......................     204,945         217,345               619,725        685,726
Net occupancy.....................................      39,856          39,420               120,201        121,334
Equipment expenses................................      29,427          29,124                90,360         87,649
Restructuring and merger-related charges..........      12,298          (2,400)              130,100        136,563
Other operating expenses..........................     145,327         127,586               399,154        423,796
                                                    ----------    ------------          ------------   ------------
     Total non-financial expenses.................     431,853         411,075             1,359,540      1,455,068
                                                    ----------    ------------          ------------   ------------
INCOME BEFORE INCOME TAXES........................     305,126         301,817               730,788        716,524
--------------------------
Provision for income taxes........................     108,269         107,105               277,190        253,493
                                                    ----------    ------------          ------------   ------------
NET INCOME........................................  $  196,857    $    194,712          $    453,598     $  463,031
----------                                          ==========    ============          ============   ============
Average common shares outstanding.................     220,409         220,718               219,802        223,063
                                                       =======         =======               =======        =======
PER COMMON SHARE DATA
---------------------
Net income........................................       $0.89           $0.88                 $2.06          $2.08
                                                         =====           =====                 =====          =====
Cash dividends declared...........................       $0.42           $0.34                 $1.26          $1.02
                                                         =====           =====                 =====          =====

See accompanying notes to the consolidated financial statements.



CORESTATES  FINANCIAL CORP AND  SUBSIDIARIES
CONSOLIDATED STATEMENTS OF  CHANGES IN SHAREHOLDERS  EQUITY (unaudited)
(in thousands)
                                                                                                   Unallocated
                                            Common      Capital        Retained      Treasury         ESOP
                                            stock       surplus        earnings       stock          shares         Total
                                          ----------   ----------   -------------  -------------  ------------   ------------
Nine Months Ended September 30, 1995
------------------------------------
Balances at beginning of year.........     $229,827    $1,200,658    $  2,360,312   $  (24,297)    $  (35,568)    $3,730,932
Net income............................                                    463,031                                    463,031
Net change in unrealized  gain on
investments available-for-sale,
net of tax............................                                     27,684                                     27,684
Treasury shares acquired (8,987 shares)                                               (287,760)                     (287,760)
Repurchase and retirement
 of  common stock (506 shares)........         (506)       (3,530)         (9,663)                                   (13,699)
Common stock issued under employee
 benefit plans (547 new shares; 2,714
 treasury shares).....................          544         3,756         (21,497)      83,685                        66,488
Common stock issued under dividend
reinvestment plan (330 treasury
shares)...............................                       (222)             (2)       9,801                         9,577
Purchases of shares for ESOP
(876 shares)..........................                                                                (20,922)       (20,922)
ESOP shares committed for release
(92 shares)...........................                        374                                       2,118          2,492
Cash paid for fractional shares
issued................................                                        (24)                                       (24)
Foreign currency translation
adjustments...........................                                         27                                         27
Common dividends declared.............                                   (211,782)                                   (211,782)
                                           --------    ----------      ----------    ----------      ---------    ------------
Balances at end of period.............     $229,865    $1,201,036      $2,608,086    $(218,571)      $(54,372)     $3,766,044
                                           ========    ==========      ==========    ==========      =========    ============

Nine Months Ended  September 30, 1996
---------------------------------------
Balances at beginning of year..........    $230,231    $1,225,167      $2,724,298    $(250,465)      $(53,666)    $3,875,565
Net income.............................                                   453,598                                    453,598
Net change in unrealized gain on
investments available-for-sale, net of
 tax...................................                                   (33,264)                                   (33,264)
Treasury shares acquired
 (741 shares)..........................                                                (28,294)                      (28,294)
Treasury shares issued in
 merger (7,300 shares)                       (7,300)      (33,288)       (192,042)     232,630                             -
Repurchase and retirement
 of common stock (1,340
 shares)...............................      (1,340)      (43,559)        (12,804)                                   (57,703)
Common stock issued under
 employee benefit plans
(1,575 new shares ) (928
 treasury shares)......................       1,575        55,521         (14,668)      33,079                        75,507
Common stock issued under
 dividend reinvestment plan
(31 new shares) (347
 treasury shares)......................          31         1,727             (68)      13,050                        14,740
ESOP shares committed for
 release (92 shares)...................                     1,454                                       2,250          3,704
Cash paid for fractional
 shares issued.........................                                      (341)                                      (341)
Foreign currency
 translation adjustments...............                                     1,037                                      1,037
Common dividends declared..............                                  (272,658)                                  (272,658)
                                           --------     ----------    ------------   -----------   ------------   -----------
Balances at end of period..                $223,197     $1,207,022      $2,653,088   $      -      $  (51,416)    $4,031,891
                                           ========     ==========    ============   ===========    ============  ===========

See accompaanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


(in thousands)                                                             Nine Months Ended
                                                                             September  30,
                                                                   ---------------------------------
Operating Activities                                                  1996                  1995
--------------------                                              ------------          ------------
Net income..................................................      $    453,598          $    463,031
Adjustments to reconcile net income to net cash
provided by operating activities:
 Restructuring and merger-related charges...................           130,100               136,563
 Provision for losses on loans..............................           188,767               105,777
 Provision for losses and writedowns on OREO................             2,753                13,891
 Depreciation and amortization..............................            88,448                88,156
 Securities gains...........................................           (55,476)              (25,746)
 Other gains................................................                 -               (19,000)
 Deferred income tax benefit................................           (10,525)              (42,987)
 Increase (decrease) in due to factored clients.............           (16,292)               43,039
 Decrease in accrued interest receivable....................            44,813                 5,956
 Decrease in trading account assets.........................            90,418               231,254
 Increase (decrease) in accrued interest payable............            (5,519)               51,767
 Other......................................................           154,401              (107,410)
                                                                  ------------          ------------
  Net Cash Provided by Operating Activities.................         1,065,486               944,291
                                                                  ------------          ------------
Investing Activities
--------------------
Net increase in loans.......................................        (1,895,346)           (1,569,401)
Proceeds from sales of loans................................           843,260               691,843
Loans originated or acquired - non-bank subsidiary..........       (28,572,504)          (26,573,505)
Principal collected on loans - non-bank subsidiary..........        28,274,066            26,178,636
Net (increase) decrease in time deposits, principally
 eurodollars................................................          (685,213)               57,005
Purchases of investments held-to-maturity...................          (372,596)             (560,230)
Purchases of investments available-for-sale.................        (1,430,753)             (334,055)
Proceeds from maturities of investments available-for-sale..           767,581                36,777
Proceeds from maturities of investments held-to-maturity....         1,164,746             1,729,900
Proceeds from sales of investments available-for-sale.......           856,474               446,052
Net decrease in Federal funds sold and securities purchased
 under agreements to resell.................................           551,235               544,718
Purchases of premises and equipment.........................           (77,435)              (94,527)
Proceeds from sales and paydowns on OREO....................            26,536                45,499
Other.......................................................            27,475                12,841
                                                                  ------------          ------------
 Net Cash Provided by (Used in) Investing Activities........          (522,474)              611,553
                                                                  ------------          ------------
Financing Activities
--------------------
Net decrease in deposits....................................        (1,251,670)           (1,676,470)
Payment for sales of deposits...............................          (368,110)                    -
Proceeds from issuance of long-term debt....................           533,070               583,062
Retirement of long-term debt................................          (225,973)             (372,183)
Net increase in short-term funds borrowed...................           325,374               226,008
Cash dividends paid.........................................          (236,987)             (214,597)
Purchases of treasury stock.................................           (28,294)             (287,760)
Repurchase and retirement of common stock...................           (57,703)              (13,699)
Common stock issued under employee benefit plans............            75,507                66,488
Other.......................................................            14,399                 9,553
                                                                  ------------          ------------
  Net Cash Used In Financing Activities.....................        (1,220,387)           (1,679,598)
                                                                  ------------          ------------
  Decrease  In Cash And Due From Banks......................          (677,375)             (123,754)
  ------------------------------------
  Cash and due from banks at January 1,.....................         3,662,143             3,024,589
                                                                  ------------          ------------
  Cash and due from banks at September 30,..................      $  2,984,768          $  2,900,835
                                                                  ============          ============
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the period for:
  Interest..................................................      $    863,678          $    934,642
                                                                  ============          ============
  Income taxes..............................................      $    248,505          $    182,481

                                                                  ============          ============
Net cash received (paid) on interest rate swaps.............      $     46,253          $     (1,761)
                                                                  ============          ============

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 1996

NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.


NOTE B -- LOAN PORTFOLIO

   Loans, net of unearned discounts, at September 30, 1996 and December 31, 1995 consist of the following (in thousands):


                                     September 30,          December 31,
Domestic:                                1996                   1995
                                     -------------          ------------
Domestic:
 Commercial, industrial and other..    $13,846,536           $12,597,470
 Real estate:
   Construction and development....        624,560               607,845
   Residential.....................      4,904,128             5,648,661
   Other...........................      4,456,985             4,712,473
                                       -----------           -----------
    Total real estate..............      9,985,673            10,968,979
                                       -----------           -----------
 Consumer:
   Installment.....................      3,112,740             2,913,793
   Credit card.....................      1,585,885             1,526,324
                                       -----------           -----------
    Total consumer.................      4,698,625             4,440,117
                                       -----------           -----------
 Financial institutions............      1,246,994               961,289
 Factoring receivables.............        447,564               557,272
 Lease financing...................      1,179,379             1,167,356
                                       -----------           -----------
    Total domestic.................     31,404,771            30,692,483
                                       -----------           -----------
Foreign............................      1,429,228             1,021,669
                                       -----------           -----------
    Total loans....................    $32,833,999           $31,714,152
                                       ===========           ===========



CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued June 30, 1996

NOTE C -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

   In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. These include various financial instruments with off-balance sheet risk used in connection with CoreStates' asset and liability management and to provide for the needs of customers. These involve varying degrees of credit, interest rate and liquidity risk, but do not represent unusual risks for the Corporation and management does not anticipate any significant losses as a result of these transactions. See tables and discussion under "Interest Rate Risk Management" beginning on page 30 for more details on off - balance sheet instruments and derivative activities.

   The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments as of September 30, 1996 and December 31, 1995 (in thousands):


                                          September 30,  December 31,
                                              1996           1995
                                          -------------  ------------
Standby letters of credit, net of
 participations.........................    $ 1,546,593   $ 1,548,551
Commercial letters of credit............      1,507,855     1,324,714
Commitments to extend credit............     14,604,679    14,565,636
Unused commitments under credit card
 lines..................................      4,027,500     3,872,641
When-issued securities:
 Commitments to purchase................         99,125           500
 Commitments to sell....................        144,550       145,000
Whole mortgage loans and securities:
 Commitments to purchase................         18,563       109,714
 Commitments to sell....................         10,544        47,259
Loans sold and loan servicing
 acquired with recourse.................        390,074       434,628
Interest rate futures contracts:
 Commitments to purchase................      5,647,300       621,000
Commitments to purchase foreign and
 U.S. currencies........................      2,051,106     1,695,148
Interest rate swaps, notional principal
 amounts................................      9,443,428     9,945,840
Interest rate caps and floors:
 Written................................        823,085       847,323
 Purchased..............................      1,950,675     1,673,023
Tender option bonds.....................        156,991       208,103
Treasury float contracts................        379,886       623,738
Other derivatives.......................        809,124       174,674


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENTS DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

   Earnings Review - In the third quarter of 1996, CoreStates Financial Corp
   ---------------
("CoreStates") recorded net income of $196.9 million or $0.89, per share. "Operating earnings" for the third quarter of 1996, which has been defined for purposes of this discussion as net income excluding restructuring and merger-related charges, a special assessment on deposits insured under the SAIF Fund, and certain net investment gains, was $194.9 million, also $0.89 per share. Operating earnings per share for the third quarter of 1996 increased slightly, 1.1%, when compared to third quarter of 1995 operating earnings of $193.1 million, or $0.88 per share. Operating earnings for the third quarter of 1995 exclude a net restructuring credit. The restructuring and merger-related charges, SAIF Fund special assessment, and the net investment gains are discussed below. All financial information herein has been restated to include Meridian Bancorp, Inc. ("Meridian") which was acquired on April 9, 1996 in a transaction accounted for under the pooling of interests method of accounting. The financial information for Meridian includes United Counties Bancorporation ("United Counties") which was acquired by Meridian on February 23, 1996 in a transaction that was accounted for as a pooling of interests.

   Operating earnings, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                           Three Months Ended                          Nine Months Ended        Percentage
                                               September 30,          Percentage          September 30,          Increase
                                          ----------------------       Increase       ---------------------
                                             1996        1995         (Decrease)         1996       1995        (Decrease)
                                          ----------  ----------      -----------     ---------  ----------    -----------
Net interest income (taxable equivalent    $  546.7    $  549.8         (0.6)%        $1,624.6    $1,645.9        (1.3)%
 basis).................................   ========    ========                        ========    ========
Net income..............................   $  196.9    $  194.7          1.1          $  453.6    $  463.0        (2.0)
Exclude the following after-tax items:
  Restructuring and merger-related
   charges..............................        7.7        (1.6)                         144.8        87.3
  Net investment gains..................      (18.6)          -                          (28.1)       (7.6)
  SAIF Fund special assessment..........        8.9           -                            8.9           -
  EPS joint venture gain................          -           -                              -       (11.8)
                                           --------    --------                        --------    --------
Operating earnings......................   $  194.9    $  193.1          0.9           $  579.2    $  530.9        9.1
                                           ========    ========                        ========    ========

Operating earnings per share............   $   0.89    $   0.88          1.1           $   2.64    $   2.39       10.5
                                           ========    ========                        ========    ========
Dividends per share.....................   $   0.42    $   0.34                        $   1.26    $   1.02
                                           ========    ========                        ========    ========
Return on average equity (a)............      19.53%      20.55%                          19.76%      19.11%
Return on average assets (a)............       1.79        1.72                            1.77        1.59
Net interest margin.....................       5.58        5.43                            5.55        5.46

Average common shares outstanding.......    220.409     220.718                         219.802     223.063
-----------------

(a) Calculated based on "Operating earnings."

   Operating earnings for the third quarter of 1996 improved $1.8 million, or 0.9%, primarily due to an $8.1 million decline in non-financial expenses. CoreStates' expense to revenue ratio (total operating expenses, excluding other real estate owned expenses, as a percentage of total revenue) was 53.5% in the third quarter of 1996. This compares to an expense ratio of 54.3% in the third quarter of 1995. A steady decline in CoreStates' expense ratio has resulted from process redesigns and merger-related efficiencies. Partially offsetting the impact of reduced non-financial expenses in the third quarter were a decline in net interest income and a $2.0 million, or 5.1%, increase in the provision for losses on loans. Taxable equivalent net interest income for the third quarter of 1996 was down $3.1 million, or 0.6%, from the third quarter of 1995 primarily as a result of a $1.2 billion decrease in average earning assets. The net interest margin for the third quarter of 1996 increased 15 basis points to 5.58% as the impact of a $1.9 billion reduction on average in the relatively lower yielding investment securities portfolio was offset by the impacts of an increase of $525 million in average loans and an increase of $703 million in average non-interest bearing funding sources. The increase in the provision for losses on loans for the third quarter of 1996 reflected loan growth.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------------------

   Key performance measures, based on operating earnings, continued to be strong. Returns on average equity and assets were 19.53% and 1.79%, respectively, in the third quarter of 1996, compared to 20.55% and 1.72%, respectively, in the third quarter of 1995.

   For the nine months ended September 30, 1996, CoreStates recorded net income of $453.6 million or $2.06 per share. Operating earnings for the 1996 nine-month period, defined as net income excluding restructuring and merger-related charges, the SAIF Fund special assessment and certain net investment gains, were $579.2 million, or $2.64 per share. This represents a 10.5% increase on a per share basis when compared to operating earnings of $530.9 million, or $2.39 per share for the 1995 nine-month period. Operating earnings for the 1995 nine-month period exclude net restructuring charges, gains on the exchange of equity securities and a gain related to changes in an investment in an affiliate joint venture. The $48.3 million improvement in operating earnings for the first nine months of 1996 was primarily due to a $103.2 million, or 7.8%, decrease in non-financial expenses.

Merger of Meridian Bancorp, Inc. - On April 9, 1996, CoreStates acquired
--------------------------------
Meridian Bancorp, Inc. ("Meridian") in a transaction accounted for under the pooling of interests method of accounting. Meridian was a Pennsylvania bank holding company with approximately $15.2 billion in assets and $12.1 billion in deposits at March 31, 1996. Based on the closing share price on April 9, 1996, the transaction was valued at approximately $3.2 billion. In this transaction, approximately 81.1 million shares of CoreStates' common stock were issued to Meridian shareholders. This in-market acquisition is expected to achieve annual pre-tax operating efficiencies of approximately $186.0 million, and is expected to add to earnings per share in 1997. During the third quarter of 1996, the Pennsylvania and Delaware banking branches of the former banking subsidiaries of Meridian were consolidated into CoreStates' branch systems.

Restructuring and Merger-Related Charges - In the second and third quarters of
----------------------------------------
1996, CoreStates recorded pre-tax net restructuring and merger-related charges of $174.7 million and $12.3 million, respectively, resulting from the Meridian acquisition. Included in the second quarter of 1996 amount was a $70.0 million provision for loan losses recorded in connection with a change in strategic direction related to Meridian's problem assets and to conform Meridian's consumer lending charge-off policies to those of CoreStates. (See Provision and Allowance for Loan Losses on page 24.) In the second and third quarters of 1995, restructuring charges related to corporate-wide process redesign plans were recorded at CoreStates and Meridian, respectively. A summary of net restructuring and merger-related charges (credits), excluding the $70.0 million provision for loan losses, recorded for the three and nine months ended September 30, 1996 and 1995 were as follows (in millions):

                                Three Months Ended        Nine Months Ended
                                  September 30,             September 30,
                             ------------------------  ------------------------
                                1996          1995         1996        1995
                             -----------  -----------  -----------  -----------
Meridian merger-related
 restructuring charge......    $    -       $    -       $144.9       $    -
Meridian merger-related
 implementation costs......      14.4            -         18.4            -
United Counties
 merger-related charge.....         -            -         16.6            -
Process redesign
 restructuring charges.....         -                         -        142.0
Gains on sales of branches.         -            -        (43.0)           -
Pension curtailment gains..      (2.1)        (2.4)        (6.8)        (5.4)
                               ------       ------       ------       ------
  Total....................    $ 12.3       $ (2.4)      $130.1       $136.6
                               ======       ======       ======       ======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

Restructuring and Merger-Related Charges - continued
----------------------------------------

   The components of the $144.9 million Meridian merger-related restructuring charge recorded in the second quarter of 1996 were as follows (in millions):

                                            Requiring
                                               Cash
                                    Total   Outflow(a)
                                    -----  ------------
Severance costs...................   $ 60       $ 60
Branch closing costs..............     34         13
Office reconfiguration costs......     19          3
Merger transaction costs..........     10         10
Systems consolidation writedowns..      7          -
Miscellaneous.....................     15         15
                                     ----       ----
  Total...........................   $145       $101
                                     ====       ====
-------------------

(a) CoreStates' liquidity will not be significantly affected by these cash outflows.

     The severance costs relate to the separation package which will be paid to approximately 1,350 employees who have been displaced as a result of the Meridian consolidation. Cash payments under separation packages commenced in April 1996 and will continue for varying terms. Generally, no lump sum severance payments will be made. The office reconfiguration charge relates to the costs of asset write-offs and lease buyouts that will be incurred principally in the process of consolidating CoreStates and Meridian operations and support staff. The branch closing charge relates to the costs of asset write-offs and lease buyouts that will be incurred in the process of consolidating and closing approximately 95 branch offices. Through September 30, 1996, 69 branches have been consolidated or closed.

     The sale of eleven former Meridian Bank PA branches in Berks and Lebanon counties in Southeastern Pennsylvania was completed on June 28, 1996. The sale was necessary to satisfy a condition of regulatory approval of the Meridian merger contained in an agreement between CoreStates, the U.S. Department of Justice and the Attorney General for the Commonwealth of Pennsylvania. Approximately $380 million of deposits and $120 million of loans were included in the sale, which generated a pre-tax gain of $40.1 million. Additional gains of $2.9 million were recorded in the first and second quarters of 1996 on the sale of branches which were sold as a result of the 1995 process redesigns.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

Restructuring and Merger-Related Charges - continued
----------------------------------------

   Future cash outflows to be incurred in implementing the Meridian consolidation, which were not included in the second or third quarter of 1996 restructuring and merger-related charges, are expected to include approximately $25 million for capital expenditures and approximately $10 million in implementation costs. Since April 1996, the amount of capital expenditures and implementation costs that were incurred related to the Meridian consolidation were approximately $10 and $18 million, respectively. As implementation costs are incurred, such costs are recorded in the restructuring and merger-related charges line in the income statement. Implementation of the Meridian consolidation is expected to be essentially complete by the end of 1996. By early 1997, the consolidation is expected to generate cost efficiencies which will reduce annual expenses by $186 million.

   The following table summarizes the activity in the aggregate accrual for restructuring and merger-related charges for the third quarter of 1996 and the first nine months of 1996 (in millions):

                                     Third     Nine
                                    Quarter   Months
                                    --------  -------
Balance at beginning of period....     $177     $ 83
Provision charged against income..        -      145
Cash outflow(a)...................      (22)     (66)
Writedowns of assets..............      (19)     (26)
                                       ----     ----
Balance at end of period..........     $136     $136
                                       ====     ====
---------------------

(a) CoreStates' liquidity has not been significantly affected by these cashflows.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

   Net Investment Gains - In the third quarter of 1996, CoreStates recorded net
   --------------------
pre-tax gains of $28.7 million, principally on the exchange of equity securities. In the second quarter of 1996, CoreStates recorded net pre-tax gains of $14.6 million on sales of investment securities, including an $18.8 million pre-tax gain on the sale of an equity investment in a foreign consumer finance company. That foreign equity investment gain was partially offset during the second quarter by losses on the sale of a portion of a second foreign equity investment and on the sale of securities related to a realignment of Meridian's investment portfolio to conform to CoreStates interest rate risk policies. In the first quarter of 1995, CoreStates recorded pre-tax gains of $12.0 million on the exchange of equity securities.

   SAIF Fund Special Assessment - On September 30, 1996, the Deposits Insurance
   ----------------------------
Fund Act of 1996 ("Funds Act") became law. A key element of the Funds Act was to fully capitalize the Savings Association Insurance Fund ("SAIF Fund") by mandating a special one-time assessment on institutions carrying SAIF Fund insured deposits. In the third quarter of 1996, CoreStates expensed $14.2 million, pre-tax, for the special assessment to be paid on its SAIF Fund insured deposits.

   Gain on Affiliate Joint Venture - In March 1995, Electronic Payment Services,
   -------------------------------
Inc. ("EPS"), an affiliate joint venture formed in 1992 to combine the consumer electronic transaction processing businesses of CoreStates and three partners, admitted a fifth partner and increased the ownership interest of an existing partner. As a direct result of this change in its ownership interest, CoreStates recognized a pre-tax gain of $19.0 million in the first quarter of 1995.

   Common Stock Repurchase Program and Dividend Increase - On October 15, 1996,
   -----------------------------------------------------
the Board of Directors authorized the management of CoreStates to repurchase up to 22 million shares of common stock, or approximately 10% of outstanding shares, through December 31, 1997. Acting under that authorization, on November 6, 1996, management purchased 8.8 million shares of CoreStates' common stock in a privately negotiated transaction. Management is also authorized to repurchase additional shares to fulfill requirements of employee benefit and dividend reinvestment plans.

   Also on October 15, 1996, the Board of Directors increased the quarterly dividend on CoreStates' common stock to $0.47 per share, from $0.42 per share. The increase is effective for the quarterly dividend payable on January 1, 1997.

Cautionary Statement

   Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond CoreStates control), may be identified by reference to a future period, or periods, or by the use of forward-looking terminology such as "may", "will", "believe", "expect", "estimate", "anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the global, national and regional economies where CoreStates conducts operations; economic growth; governmental monetary policy including interest rate policies of the Federal Reserve Board; sources and costs of funds; levels of interest rates; inflation rates; market capital spending; technological change; the state of securities and capital markets; acquisitions; consumer spending and savings; expense levels; and tax, securities, and banking laws and incentives.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS
---------------------

   CoreStates utilizes a value-based reporting methodology to facilitate management's analysis of performance by defined business lines. This process supports CoreStates' strategic objectives of creating superior growth in shareholder value by focusing on the performance and value creation potential of CoreStates' component businesses.

   CoreStates' five core business segments are: Corporate Banking; Regional Banking; Retail Credit; Trust and Asset Management; and Third Party Processing. The following tables present the performance results for the three and nine months ended September 30, 1996 and 1995. Each segment is comprised of well defined business lines with market or product-specific missions. Beginning with the third quarter of 1996, the respective business components of Meridian were blended into the existing business lines for all periods presented. Due to the size and scope of the integration, it was necessary to make estimates of certain data to conform with CoreStates' reporting methodologies.

Three Months Ended September 30,
($ in millions, taxable equivalent basis)

                                          Corporate                 Regional                   Retail            Trust and Asset
                                           Banking                  Banking                    Credit               Management
                                    --------------------     ---------------------     --------------------    -------------------
                                      1996        1995         1996         1995         1996        1995        1996       1995
                                    --------    --------     --------     --------     --------    --------    --------   --------
Net interest income............     $ 146.4     $ 143.1       $ 283.6      $ 289.0       $  76.5    $  71.8      $  13.6    $ 14.4
Provision for losses on loans..         4.5         9.5           7.8          7.4          27.1       20.7          0.6       0.5
Non-interest income............        56.2        57.8          58.5         59.5          20.7       24.1         42.8      40.1
Non-financial expenses.........        97.9        96.5         197.5        200.9          42.8       42.2         37.8      39.6
                                    -------     -------       -------      -------       -------    -------      -------    ------
Income before income taxes.....       100.2        94.9         136.8        140.2          27.3       33.0         18.0      14.4
Income tax expense.............        38.3        35.1          49.7         51.6          10.1       12.2          6.5       4.7
                                    -------     -------       -------      -------       -------    -------      -------    ------
Net income.....................     $  61.9     $  59.8       $  87.1      $  88.6       $  17.2    $  20.8      $  11.5    $  9.7
                                    =======     =======       =======      =======       =======    =======      =======    ======

Return on assets...............        1.62%       1.68%         2.40%        2.46%         0.94%      1.22%       3.59%     2.52%
Return on equity...............       25.33       29.07         44.54        48.55         20.67      24.78       43.16     40.51
Average assets.................     $15,184     $14,113       $14,416      $14,275       $ 7,309    $ 6,781     $ 1,276    $1,525
Average equity.................     $   972     $   816       $   778      $   724       $   331    $   333     $   106    $   95

                                        Third Party
                                         Processing               Corporate Center                   Total
                                    -------------------       -------------------------       --------------------
                                      1996        1995          1996              1995          1996        1995
                                    -------     -------       -------           -------       --------    --------
Net interest income............     $  (1.1)    $  (1.5)      $  27.7           $  33.0       $  546.7    $  549.8
Provision for losses on loans..         0.0         0.0           0.0               0.0           40.0        38.1
Non-interest income............        57.7        47.4           0.7 (a)         (19.5)         236.6       209.4
Non-financial expenses.........        54.1        43.8           1.7 (b,c)       (11.9)(d)      431.8       411.1
                                    -------     -------       -------           -------       --------    --------
Income before income taxes.....         2.5         2.1          26.7              25.4          311.5       310.0
Income tax expense.............         0.9         0.1           9.1              11.6          114.6       115.3
                                    -------     -------       -------           -------       --------    --------
Net income.....................     $   1.6     $   2.0       $  17.6           $  13.8       $  196.9    $  194.7
                                    =======     =======       =======           =======       ========    ========

Return on assets...............        4.39%       5.43%         1.38%             0.70%          1.80%       1.73%
Return on equity...............       19.29       27.36          4.01              3.16          19.74       20.72
Average assets.................     $   145     $   146       $ 5,082           $ 7,783       $ 43,412    $ 44,623
Average equity.................     $    33     $    29       $ 1,748           $ 1,731       $  3,968    $  3,728
-------------------

(a) Includes a net gain of $28.7 million, $18.6 million after-tax, principally on the exchange of equity securities.
(b) Reflects merger-related charges of $14.4 million, $9.1 million after-tax, related to implementation costs associated with Meridian consolidations, and gains of $2.1 million, $1.4 million after-tax, on the curtailment of pension benefits.
(c) Includes the SAIF Fund special assessment of $14.2 million, $8.9 million after-tax.
(d) Includes net restructuring credits of $2.4 million pre-tax, $1.5 million after-tax, primarily related to gains on the curtailment of future pension benefits associated with employees displaced.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

Nine Months Ended September 30,
($ in millions, taxable equivalent basis)

                                       Corporate                Regional                 Retail              Trust and Asset
                                        Banking                 Banking                  Credit                Management
                                  --------------------    --------------------    --------------------    --------------------
                                    1996        1995        1996        1995        1996        1995         1996        1995
                                    ----        ----        ----        ----        ----        ----         ----        ----
Net interest income............   $ 423.6     $ 416.1     $ 840.2     $ 860.1     $ 217.9      $211.5     $   38.6      $ 42.0
Provision for losses on loans..      23.1        28.7        22.6        17.4        71.5        58.1          1.6         1.6
Non-interest income............     170.1       186.7       177.8       172.3        64.5        63.5        126.5       122.4
Non-financial expenses.........     280.5       302.9       588.9       641.1       134.1       139.3        117.3       124.0
                                  -------     -------     -------     -------     -------      ------     --------      ------
Income before income taxes.....     290.1       271.2       406.5       373.9        76.8        77.6         46.2        38.8
Income tax expense.............     110.8       100.3       147.6       135.7        28.3        28.6         16.4        14.4
                                  -------     -------     -------     -------     -------      ------     --------      ------
Net income.....................   $ 179.3     $ 170.9     $ 258.9     $ 238.2     $  48.5      $ 49.0     $   29.8      $ 24.4
                                  =======     =======     =======     =======     =======      ======     ========      ======

Return on assets...............      1.64%       1.66%       2.30%       2.26%       0.87%       0.97%        2.83%       2.13%
Return on equity...............     26.82       29.14       44.97       44.54       18.83       19.67        40.62       33.63
Average assets.................   $14,581     $13,787     $15,037     $14,112     $ 7,417      $6,781     $  1,409      $1,532
Average equity.................   $   893     $   784     $   769     $   715     $   344      $  333     $     98      $   97
                                       Third Party
                                       Processing               Corporate Center                 Total
                                  ---------------------      -----------------------      --------------------
                                    1996         1995          1996           1995          1996        1995
                                  --------     --------      --------       --------      --------    --------
Net interest income............   $  (3.6)     $  (4.0)      $ 107.9        $ 120.2       $1,624.6     1,645.9
Provision for losses on loans..       0.0          0.0          70.0 (b)        0.0          188.8       105.8
Non-interest income............     164.8        158.4(a)      (29.0)(c)      (46.4)(c)      674.7       656.9
Non-financial expenses.........     153.5        127.5          85.2 (b,e)    120.3 (d)    1,359.5     1,455.1
                                  -------      -------       -------        -------       --------    --------
Income (loss) before
 income taxes..................       7.7         26.9         (76.3)         (46.5)         751.0       741.9
Income tax expense (benefit)...       2.7         10.5          (8.4)         (10.6)         297.4       278.9
                                  -------      -------       -------        -------       --------    --------
Net income (loss)..............   $   5.0      $  16.4       $ (67.9)       $ (35.9)      $  453.6    $  463.0
                                  =======      =======       =======        =======       ========    ========

Return on assets...............      4.61%       15.12%        (1.81)%        (0.57)%         1.39%       1.38%
Return on equity...............     24.74        75.61         (5.08)         (2.73)         15.48       16.66
Average assets.................   $   145      $   145       $ 5,014        $ 8,372       $ 43,603    $ 44,729
Average equity.................   $    27      $    29       $ 1,784        $ 1,757       $  3,915    $  3,715
-------------------

(a) Includes a gain of $19.0 million pre-tax, $11.8 million after-tax, related to changes in the investment in the EPS affiliate joint venture.
(b) Includes net restructuring and merger-related charges of $70.0 million in the provision for losses on loans and $130.1 million in non-financial expenses.
(c) Includes a net gain of $28.7 million, $18.6 million after-tax, in 1996 and $12.0 million pre-tax, $7.6 million after-tax, in 1995, principally on the exchange of equity securities.
(d) Includes net restructuring and merger-related charges of $136.6 million, $87.3 million after-tax, in non-financial expenses, related to process redesigns.
(e) Includes the SAIF Fund special assessment of $14.2 million, $8.9 million after tax.

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

   Corporate Banking  includes the following business lines: Specialized
   -----------------
Banking, Secured Lending, Real Estate, Large Corporate Banking, Congress Financial Corporation ("Congress"), International Banking, Investment Banking and Cash Management. Net income for the third quarter of 1996 increased $2.1 million or 3.5% above the third quarter of 1995, and for the 1996 nine-month period was $8.4 million or 4.9% above prior year-to-date. The favorable variance for the third quarter of 1996 is largely attributable to an increase in net interest income and a decline in the provision for loan losses. The year-to-date increase was primarily due to increases in net interest income and declines in non-financial expenses.

   For the third quarter of 1996, net interest income was $3.3 million, or 2.3%, above the third quarter of 1995, largely due to an increase in loan volume partially offset by the impact of a decline in spreads. Loan volume increased $1.1 billion, or 9.9%, on average due to increases at Congress, International Banking, and Specialized Banking. Partially offsetting the favorable impact of loan volume increases were declines in the fixed and floating interest rate spreads due to increased competitive pressure on pricing. Also contributing to the increase in net interest income, non-performing loans declined $41.6 million, or 42.1%, from the third quarter of 1995.

   Net interest income for the 1996 nine-month period increased $7.5 million, or 1.8%, from 1995 year-to-date primarily due to increases in loans and deposits. Congress net interest income increased $2.3 million, or 1.4%, due to a $158.4 million, or 6.4%, increase in average loan volume. Excluding Congress, average loan volume increased $740 million, or 8.9%, primarily due to growth in Specialized Lending, International Banking, and Corporate Banking. Non-performing loans declined $52.3 million, or 45.2% , from prior year-to-date. Deposit balances increased $693 million, or 26.6%, from prior year due to increases in demand deposit balances and overseas time deposits.

   The loan loss provision declined $5.0 million, or 52.6% from the prior year third quarter and $5.6 million, or 19.5%, from the prior year nine-month period due to an improvement in credit quality.

   For the third quarter, non-interest income was $1.6 million, or 2.8%, below the third quarter of 1995 largely due to declines in trading gains and service charges on deposits, partially offset by increased international service fees. Cash management revenue (service charges on deposits and the value of collected demand deposits) declined $1.2 million or 2.5% largely due to pricing concessions necessitated by increased competition for cash management business.

   Non-interest income for the 1996 nine-month period was $16.6 million, or 8.9%, below the prior year due to declines in trading gains, loan syndication income and service charges on deposits, which were partially offset by increased international service fees and foreign exchange income. Cash management revenues were level with prior year. Increases in collected demand balances offset the decline in service charge revenue and the decline in the spread on demand.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

   For the third quarter of 1996, non-financial expenses were $1.4 million, or 1.5%, above the third quarter of 1995 due to increases in Congress expenses, equipment expenses, legal and other consulting expenses, and travel expenses. Non-financial expenses for the 1996 nine-month period were $22.4 million, or 7.4%, below prior year to date due to declines in personnel expenses (primarily resulting from the recent process redesigns and merger-related efficiencies), FDIC expense, OREO expense, and other miscellaneous expenses.

   Regional Banking includes Retail Banking and Delivery, Small Business
   ----------------
Lending and Middle Market Lending. Net income for the third quarter of 1996 was $87.1 million which was $1.5 million, or 1.7%, below the third quarter of 1995. The impacts of narrowing deposit spreads and declines in deposit volumes on net interest income had a major impact on the quarter-to-quarter decline. These negative impacts were partially offset by declines in personnel and other expenses which were due to attrition, branch closings/sales and organizational streamlining. For the nine-month period, net income was $258.9 million, up $20.7 million, or 8.7%, from 1995 year-to-date. The increase for the 1996 nine-month period was primarily the result of reduced non-financial expenses, partially offset by lower net interest income.

   For the third quarter of 1996, net interest income decreased $5.4 million, or 1.9%, compared to the third quarter of 1995. This decrease was driven by a 5 basis points narrowing in deposit spreads and a decline in average deposit volume of $685 million. The deposit decline was primarily due to the sale of several branches in the last quarter of 1995 and the divestiture of eleven branches in the second quarter of 1996. The 1996 divestiture was the result of the merger with Meridian. The narrowing spreads resulted from more aggressive pricing related to a focus on customer retention. The spread compression was concentrated in certificates of deposit and certain types of money market deposits. A 5 basis points decline in loan spreads also contributed to the net interest income decline. The pressure on loan spreads was related to more aggressive pricing by competitors and was concentrated in commercial loans.

   For the 1996 nine-month period, net interest income was $19.9 million, or 2.3%, below the 1995 nine-month period. This decline, similar to the third quarter decline, was mainly attributable to deposit volume and spreads. Average deposits declined $688 million compared to September 1995 year-to-date and deposit spreads were 5 basis points below prior year. As stated above, branch sales/divestitures as well as the more aggressive pricing strategy to retain customers were major contributors to the decline. Movement of deposits from high margin products (i.e. demand, savings and MMA) to higher yielding market products also influenced the decline. Partially offsetting the impact of these deposit related declines was an increase in average loan outstandings of $192 million mainly on the growth in consumer loans.

   For the third quarter of 1996, non-interest income decreased $1.0 million, or 1.7%, from the third quarter of 1995. Service charges on deposits declined $1.1 million driven by lower business service charges due to declines in fee generating deposits and by the 1996 reduction in the FDIC premium charged to banks and passed along to customers in prior years. For the nine-month period, non-interest income increased $5.5 million, or 3.2%, over 1995 mainly due to an increase in gains on home equity loan securitizations of $3.5 million.
Increases in various other non-interest income categories, including ATM/merchant and trust fees, totaled $2.6 million. Service charges declined $0.6 million.

   For the third quarter of 1996, non-financial expenses declined $3.4 million, or 1.7%, from the prior year third quarter. On a quarter-to-quarter basis, personnel expenses declined $0.5 million, or 0.7%, while non-personnel expenses declined $2.9 million, or 2.3%, primarily due to branch closings/sales and organizational streamlining. Year-to-date non-financial expenses for 1996 declined $52.2 million, or 8.1%. Reduced FDIC premiums in 1996 resulted in a $30.0 million decline in expenses, primarily during the first six months of 1996. Personnel expenses declined $14.2 million, or 5.9%, and other non-personnel expenses were down $4.6 million, or 1.3%, primarily due to attrition, branch closings/sales and streamlining achieved through the process redesigns.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

    Retail Credit Services includes the following major business lines: Credit
    ----------------------
Card, Dealer Services, Educational Lending, Mortgage Services and Card Linx (CoreStates merchant credit card processing business). Net income for Retail Credit Services was $17.2 million in the third quarter of 1996, which was $3.6 million, or 17.3%, below the third quarter of 1995. For the 1996 nine-month period net income was $48.5 million, which was $0.5 million, or 1.0%, under 1995 year-to-date. Declines for the third quarter were primarily due to an increase in the provision for losses on credit card loans and a reduction of merchant fee income, partially offset by an increase in credit card net interest income. The year-to-date variance was also impacted by the aforementioned, but was further offset by declines in non-financial expenses.

    Net interest income for the third quarter of 1996 was $4.7 million, or 6.5%, above the third quarter of 1995. Contributing to this improvement was the impact of increases of $142 million in credit card outstandings and $42 million in student loan outstandings. The impacts of narrowing spreads on the indirect auto lending and leasing portfolios, and run-off of the leasing and floor plan portfolios partially offset the favorable impacts of the credit card and student loan growth. On a year-to-date basis net interest income was $6.4 million, or 3.0%, above the prior year.

    For the third quarter of 1996, non-interest income decreased by $3.4 million, or 14.1%, from the third quarter of 1995. This decline was primarily due to a $2.4 million decrease in merchant fee income due to customer attrition from bank acquisitions, systems conversions, and repricing of unprofitable customers. Non-interest income for the 1996 nine-month period was $1.0 million, or 1.6%, above 1995.

    For the third quarter of 1996, non-financial expenses increased $0.6 million, or 1.4%, from the third quarter of 1995. The increase is due to volume related expense growth. On a year-to-date basis, non-financial expense declined $5.2 million, or 3.7%, primarily due to savings achieved through the recent process redesigns and merger-related efficiencies.

    Trust and Investment Management is organized into four business lines:
    -------------------------------
Institutional Trust, Personal Trust, Private Banking and Investment Management. CoreStates' Corporate Trust business, previously included in Institutional Trust, was sold during the fourth quarter of 1995. Meridian's Corporate Trust business in California was sold in the first quarter of 1995 and its remaining Corporate Trust business in Pennsylvania, Delaware and New Jersey was recently sold in the fourth quarter of 1996. Net income of $11.5 million for the third quarter of 1996 increased by $1.8 million, or 18.6%, over the third quarter of 1995. For the 1996 nine-month period, net income of $29.8 million increased $5.4 million, or 22.1%, over the same period of 1995.

    Net interest income declined by $0.8 million, or 5.6%, in the third quarter of 1996 compared to the same period in 1995 and declined $3.4 million, or 8.1%, on a year-to-date basis. The declines in net interest income for both periods were primarily due to the loss of demand deposit balances related to the sale of the Corporate Trust business. Excluding Corporate Trust earnings on demand deposit balances in 1995, net interest income increased $0.6 million, or 4.7%, for the third quarter and $0.1 million, or 0.3%, on a year-to-date basis.

    Non-interest income increased $2.7 million, or 6.7% in the third quarter of 1996 compared to the same period in 1995. On a year-to-date basis, non-interest income increased $4.1 million, or 3.3%. Excluding Corporate Trust fees for all periods, non-interest income increased $5.2 million, or 13.8%, for the third quarter and $9.8 million, or 8.4%, on a year-to-date basis. These improvements were related to growth in Investment Management fees generated from the implementation of the process redesign and increased asset values. Partially offsetting these favorable variances was a decline in the Employee Benefit business.

    Non-financial expenses in the third quarter of 1996 declined by $1.8 million, or 4.5%, from the third quarter of 1995, and for the 1996 nine-month period declined $6.7 million, or 5.4%, from the comparable period in 1995. These expense reductions are associated with the partial sale of the Corporate Trust business and savings in all four business lines related to the process redesigns and merger-related efficiencies.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

    Third Party Processing consists of the QuestPoint processing companies that
    ----------------------
have been formed over the past two years and earnings from CoreStates' investment in Electronic Payment Services, Inc. ("EPS"). The QuestPoint companies include: Transys - a provider of check processing and payment services to CoreStates and other financial institutions; CashFlex - a leading supplier of remittance processing services nationwide with processing sites in key markets within the United States and Canada; and SynapQuest - a provider of both retail credit card processing services to CoreStates and other financial institutions.

    Third Party Processing ("TPP") net income for the third quarter of 1996 was $1.6 million. Net Income for the nine months ended September 30, 1996 was $5.0 million compared to net income of $16.9 million for the same period in 1995. Prior period results do not reflect Meridian as a TPP customer. The 1995 results included an $11.8 million non-recurring after-tax gain related to changes in CoreStates' investment in EPS. Excluding the non-recurring EPS gain, year-to-year net income growth for the 1996 nine-month period was $0.4 million or 9%.

    Third Party Processing revenue for the third quarter of 1996 was $57.7 million compared to $47.4 million for the third quarter of 1995, an increase of $10.3 million or 19%. Third quarter of 1996 revenues included $50.2 million for the QuestPoint processing companies and $7.5 million for EPS, while the prior year consisted of $39.9 million for the QuestPoint processing companies and $8.4 million for EPS. The CoreStates intercompany business accounted for $7.7 million of the period-to-period QuestPoint revenue growth, due principally to the
addition of Meridian processing in 1996.   External QuestPoint revenues grew by
$2.6 million or 15%, while EPS revenues declined by $0.9 million. The external revenue growth resulted primarily from the addition of new customers within CashFlex and Transys.

    Third Party Processing revenue for the first nine months of 1996 totaled $164.8 million including $85.0 million for the CoreStates intercompany business, $22.2 million for EPS and $57.6 million of other external QuestPoint revenue. This compares to a 1995 revenue total for the same period of $157.6 million including $68.8 million for the CoreStates intercompany business, $23.4 million of EPS revenue, $47.2 million of other external QuestPoint revenue and a $19.0 million non-recurring gain related to changes in CoreStates' investment in EPS. Excluding the non-recurring EPS gain, year-to-year revenue growth for the first nine months of 1996 was $25.4 million or 18%. The CoreStates intercompany business, which contributes 52% of the TPP revenue base, increased $16.2 million or 24% year-to-year. External QuestPoint business accounts for the 35% of the revenue base and gained $10.4 million or 22% year-to-year. The investment in EPS contributes the remaining revenue stream and was $1.2 million lower than the comparable period in the prior year.

    The revenue growth within the CoreStates intercompany business was a result of the addition of Meridian processing. The external revenue growth was primarily a result of new business growth within Transys and CashFlex. In addition, about $1.8 million of the external TPP revenue increase was due to one additional month of revenue from National Remittance Centers, Inc. ("NRC"), a lockbox processing subsidiary acquired by CashFlex on January 27, 1995. Income from the investment in EPS reflects CoreStates' share in EPS net income, interest income on a 6.45% note and income from amortization of a deferred gain. The decrease from the prior year is primarily due to lower interest income on the note, which is being paid down at the rate of $6.25 million per quarter by EPS.

   Third Party Processing non-financial expenses for the third quarter of 1996 totaled $54.1 million, an increase of $10.3 million, or 23.5%, from the third quarter of 1995. The increase was due to Meridian processing volume in Transys, CashFlex volume growth, and capital investments. Non-financial expenses for the first nine months of 1996 were $153.5 million, up $26 million, or 20.4%, from the first nine months of 1995. Most of the increase supports the addition of new business, such as the processing of Meridian volume in Transys and overall CashFlex volume growth. One additional month of NRC expenses, as well as higher benefits and administrative costs, also contributed to the CashFlex expense growth.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME
-------------------

   The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the third quarter of 1996 was $546.7 million, a decrease of $3.1 million, or 0.6%, from the third quarter of 1995. The net interest margin was 5.58% for the third quarter of 1996, an increase of 15 basis points compared to the third quarter of 1995. The decrease in net interest income was primarily the result of a $1.2 billion decline in average earning assets. Compared to the third quarter of 1995, average investment securities were reduced $1.9 billion, or 30.7%, while average loans for the third quarter of 1996 increased $525 million, or 1.7%, over the third quarter of 1995. An increase of $703 million in average non-interest bearing funding sources and the change in the mix of earning assets from relatively lower yielding investment securities to higher yielding loans resulted in the 15 basis point increase in the net interest margin. The strength of CoreStates' net interest income and net interest margin stems from the combination of wide spreads on both loans and deposits and a balance sheet which has a relatively high portion of loans and a large base of non-interest bearing funding principally generated by our processing and cash management businesses.

   Compared to the second quarter of 1996, taxable equivalent net interest income for the third quarter of 1996 increased $6.7 million, or 1.2%. The net interest margin increased two basis points from 5.56% in the second quarter of 1996. The increase in third quarter net interest income and the net interest margin, as compared to the second quarter of 1996, principally reflects the impact of loan growth, higher non-interest bearing funding and a $3.1 million impact of an extra day in the third quarter. Loans for the third quarter increased $365 million, or 1.2%, and non-interest bearing funding grew
$361 million, or 3.9%, on average from the second quarter of 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------

   Taxable equivalent net interest income for the nine months ended September 30, 1996 decreased $21.3 million, or 1.3%, while the net interest margin increased nine basis points to 5.55%, as compared to the 1995 nine-month period. The decrease in net interest income was due to a $1.2 billion decrease in average interest earning assets, primarily caused by a $1.8 billion decrease in average investment securities compared to the prior year nine-month average.
The increase in the net interest margin reflects the impact of an increase of $577 million in average non-interest bearing funding sources and a change in mix of interest earning assets from lower yielding investment securities to higher yielding loans.

   The following table compares taxable equivalent net interest income for the three months ended September 30, 1996 versus the third quarter of 1995 and the second quarter of 1996, and for the nine months ended September 30, 1996 versus the 1995 nine-month period, respectively (in millions):

Taxable Equivalent Net Interest Income
--------------------------------------
                                                     Three Months Ended                       Increase (decrease)
                                           ---------------------------------------      -------------------------------
                                             Sept 30,      Sept 30,     June 30,          Sept 1996/       Sept 1996/
                                               1996          1995         1996            Sept 1995        June 1996
                                           ------------  ------------  -----------      --------------   --------------
Total interest income...................     $  823.1      $  871.2      $ 815.8            $(48.1)          $ 7.3
Tax equivalent adjustment...............          6.3           8.2          6.6              (1.9)           (0.3)
                                             --------      --------      -------           -------          ------
Tax equivalent interest income..........        829.4         879.4        822.4             (50.0)            7.0
Total interest expense..................        282.7         329.6        282.4             (46.9)            0.3
                                             --------      --------      -------           -------          ------
Taxable equivalent net
 interest income........................     $  546.7      $  549.8      $ 540.0            $ (3.1)          $ 6.7
                                             ========      ========      =======           =======          ======

Interest rate spread....................         4.63%         4.50%        4.65%
Net interest margin.....................         5.58%         5.43%        5.56%
                                                       Nine Months Ended
                                             ------------------------------------
                                             Sept 30,      Sept 30,     Increase/
                                               1996          1995      (decrease)
                                             --------      --------    ----------
Total interest income...................     $2,462.5      $2,606.6      $(144.1)
Tax equivalent adjustment...............         20.2          25.4         (5.2)
                                             --------      --------      -------
Tax equivalent interest income..........      2,482.7       2,632.0       (149.3)
Total interest expense..................        858.1         986.1       (128.0)
                                             --------      --------      -------
Taxable equivalent net
 interest income........................     $1,624.6      $1,645.9      $ (21.3)
                                             ========      ========      =======

Interest rate spread....................         4.62%         4.55%
Net interest margin.....................         5.55%         5.46%

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------------------

   The following rate/volume analyses on a taxable equivalent basis illustrates the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):



Rate/Volume Analysis                  Increase (decrease) in interest                  Increase (decrease) in interest
--------------------                --------------------------------------         ---------------------------------------------
                                             Three Months Ended                               Three Months Ended
                                           September 30, 1996/1995                       September 30, 1996/June 30, 1996
                                    ---------------------------------------        ---------------------------------------------
                                                    Change attributable to                         Change attributable to
                                    Income/         -----------------------         Income/        ----------------------
                                    expense         Volume            Rate          expense        Volume            Rate
                                    -------        ----------        ------        ---------       ---------        ------
Interest earning assets
-----------------------
Time deposits-Eurodollars....        $  4.7           $  7.9         $ (3.2)        $  5.8              $ 5.5          $ 0.3
Investment securities........         (28.7)           (29.4)           0.7          (10.3)              (8.6)          (1.7)
Federal funds sold...........          (2.5)            (2.2)          (0.3)          (3.6)              (3.4)          (0.2)
Trading account securities...          (3.9)            (3.3)          (0.6)          (1.0)              (0.3)          (0.7)
Loans:
 -  Domestic.................         (27.5)             0.9          (28.4)          12.3                3.7            8.6
 -  Foreign..................           7.9             10.8           (2.9)           3.8                3.6            0.2
                                     ------           ------         ------         ------              -----          -----
      Total interest income..         (50.0)           (15.3)         (34.7)           7.0                0.5            6.5
                                     ------           ------         ------         ------              -----          -----

Interest bearing funds
----------------------
Deposits:
 Domestic....................         (30.8)             2.7          (33.5)          (1.9)              (0.1)          (1.8)
 Overseas....................          (0.5)            (0.7)           0.2            1.3                1.2            0.1
Funds borrowed:
 Federal funds purchased.....          (6.3)            (4.1)          (2.2)           3.5                3.3            0.2
 Other.......................          (9.0)            (6.1)          (2.9)          (3.6)              (2.5)          (1.1)
Long-term debt...............          (0.3)             1.8           (2.1)           1.0                0.7            0.3
                                     ------           ------         ------         ------              -----          -----
 Total interest expense......         (46.9)            (6.4)         (40.5)           0.3                2.6           (2.3)
                                     ------           ------         ------         ------              -----          -----

Net interest income..........        $ (3.1)          $ (8.9)        $  5.8         $  6.7              $(2.1)         $ 8.8
-------------------                  ======           ======         ======         ======              =====          =====

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------------------

Rate/Volume Analysis                     Increase (decrease) in interest
--------------------             ---------------------------------------------
                                                 Nine Months Ended
                                              September 30, 1996/1995
                                 ---------------------------------------------
                                     Income/        Change attributable to
                                     expense        Volume            Rate
                                 -------------   -------------   -------------
Interest earning assets
-----------------------
Time deposits-Eurodollars...        $  (8.1)         $  3.3         $ (11.4)
Investment securities.......          (81.5)          (82.3)            0.8
Federal funds sold..........            5.4             5.9            (0.5)
Trading account securities..          (12.4)          (11.8)           (0.6)
Loans:
 -  Domestic................          (72.8)           15.5           (88.3)
 -  Foreign.................           20.1            26.8            (6.7)
                                    -------          ------         -------
   Total interest income....         (149.3)          (42.6)         (106.7)
                                    -------          ------         -------

Interest bearing funds
----------------------
Deposits:
 Domestic...................          (73.0)            0.2           (73.2)
 Overseas...................           (6.9)           (5.7)           (1.2)
Funds borrowed:
 Federal funds purchased....          (35.4)          (27.8)           (7.6)
 Other......................          (14.9)           (8.2)           (6.7)
Long-term debt..............            2.2            10.5            (8.3)
                                    -------          ------         -------
 Total interest expense.....         (128.0)          (31.0)          (97.0)
                                    -------          ------         -------

Net interest income.........        $ (21.3)         $(11.6)        $  (9.7)
-------------------                 =======          ======         =======

----------------------------------------------------
- Changes in interest income or expenses not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

- Non-performing loans are included in interest earning assets.

- The changes in interest expense on domestic time deposits attributable to volume and rates are adjusted by specific reserves as average balances are reduced by such reserves for purposes of rate calculations.

  The effect of cash basis and other non-performing loans on interest income and net interest income for the three and nine-month periods ended September 30, 1996 and 1995 was as follows (in millions):

                                               Three             Nine
                                           Months Ended      Months Ended
                                           September 30,     September 30,
                                          ---------------  ------------------
                                           1996    1995      1996      1995
                                          ------  -------  --------  --------
Interest income due on non-performing
 loans in accordance with
  their original terms..................  $  5.0   $  6.4    $ 13.9    $ 21.5
Interest income on non-performing loans
 reflected in total
  interest income.......................     4.7      3.3       9.1       9.3
                                          ------   ------    ------    ------
Net reduction in interest income........  $  0.3   $  3.1    $  4.8    $ 12.2
                                          ======   ======    ======    ======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

   The provision for loan losses for the third quarter of 1996, was $40.0 million, up $2.0 million from the provision recorded in the prior year third quarter. The increase in the provision for the third quarter of 1996 reflects loan growth. Excluding the $70.0 million merger-related provision recorded in the second quarter of 1996, the third quarter of 1996 provision was level with the second quarter provision. The provision for loan losses for the 1996 nine-month period, excluding the $70.0 million merger-related provision, was $118.7 million, up $12.9 million from the 1995 nine-month period, due to loan growth and increased credit card charge-offs.

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

   Net loan charge-offs for the second and third quarters of 1996 included $33.7 million and $4.7 million, respectively, of loan charge-offs related to problem assets acquired with Meridian. The Meridian charge-offs related to actions taken in connection with the change in strategic direction including a bulk sale of $24 million of non-accrual residential mortgage loans in the second quarter.

   Also included in 1996 nine-month loan charge-offs was $5.8 million related to a second quarter policy change to charge off delinquent credit card loans at 150 days past due instead of 180 days past due.

   The following table presents an analysis of changes in the allowance for loan losses for the three and nine-month periods ended September 30, 1996 and 1995 (in millions):

                               Three Months Ended        Nine Months Ended
                                  September 30,            September 30,
                             ----------------------  --------------------------
                                  1996       1995       1996            1995
                             -----------  ---------  ------------  ------------
Balance at beginning of         $ 705.1    $ 678.9       $ 670.3       $ 681.1
 period....................
Provision charged to               40.0       38.1         188.7(a)      105.8
 expense...................
Loan charge-offs...........       (57.8)     (53.1)       (217.6)(b)    (167.0)
Recoveries of loans                20.9       22.7          66.8          66.7
 previously charged off....     -------    -------       -------       -------
  Net loan charge-offs.....       (36.9)     (30.4)       (150.8)       (100.3)
                                -------    -------       -------       -------
Balance at end of period...     $ 708.2    $ 686.6       $ 708.2       $ 686.6
                                =======    =======       =======       =======

Ratios:
Net charge-offs
 (annualized) as a
 percentage of  average
 total loans...............        0.46%      0.39%         0.63%         0.43%

Allowance for loan losses
 as a percentage of loans
 at end of period..........        2.16       2.15
Allowance for loan losses
 as a percentage of non-
  performing loans.........      299.77     256.26

-------------------------------
(a) Includes a merger-related provision of $70.0 million related to the second quarter of 1996 Meridian acquisition.
(b) Includes loan charge-offs of $38.4 million related to problem assets acquired with Meridian and $5.8 million related to a policy change to charge off delinquent credit card loans at 150 days past due instead of 180 days past due.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES - continued
---------------------------------------

   The following tables reflect the distribution of net loan charge-offs by loan type for the three and nine-month periods ended September 30, 1996 and 1995 (in millions):

                                              Three Months Ended                Three Months Ended
                                              September 30, 1996                September 30, 1995
                                       --------------------------------  ---------------------------------
                                                                 % of                              % of
                                                      % of      Total                  % of        Total
                                           Net       Average     Net         Net      Average       Net
                                         Charge-      Loan      Charge-    Charge-     Loan        Charge-
                                          offs        Type(a)    offs       offs       Type(a)      offs
                                        ----------  --------  ----------  ----------  --------  -----------
Domestic:
Commercial, industrial and other.....     $  6.1       0.2%       16.5%     $  3.0       0.1%         9.9%
Real estate:
 Construction and development loans..       (0.9)     (0.6)       (2.4)       (1.3)     (0.9)        (4.3)
 Other...............................        4.1       0.2        11.1         7.1       0.3         23.4
Consumer:
 Credit card.........................       17.1       4.4        46.3        14.5       4.1         47.7
 Installment.........................        9.3       1.3        25.2         5.0       0.7         16.4
Other (b)............................        1.2       0.2         3.3         2.4       0.5          7.9
                                          ------                 -----      ------              ---------
 Total domestic......................       36.9       0.5       100.0        30.7       0.4        101.0
                                          ------                            ------
Foreign..............................          -         -           -        (0.3)     (0.1)        (1.0)
                                          ------                 -----      ------              ---------
 Total net charge-offs...............     $ 36.9       0.5       100.0%     $ 30.4       0.4        100.0%
                                          ======                 =====      ======              =========

                                              Nine Months Ended                  Nine Months Ended
                                              September 30, 1996                 September 30, 1995
                                        --------------------------------  ---------------------------------
                                                                 % of                              % of
                                                      % of      Total                  % of        Total
                                           Net       Average     Net         Net      Average       Net
                                         Charge-      Loan      Charge-    Charge-     Loan        Charge-
                                          offs        Type(a)    offs       offs       Type(a)      offs
                                        ----------  --------  ----------  ----------  --------  -----------
Domestic:
Commercial, industrial and other.....     $ 27.6       0.3%       18.3%     $ 15.2       0.2%        15.1%
Real estate:
 Construction and development loans..        1.4       0.3         0.9         0.9       0.2          0.9
 Other...............................       31.9       0.4        21.2        32.7       0.4         32.6
Consumer:
 Credit card.........................       61.2       5.0        40.6        37.7       3.6         37.6
 Installment.........................       22.5       1.1        14.9        10.3       0.5         10.3
Other (b)............................        6.2       0.4         4.1         3.8       0.3          3.8
                                          ------                 -----      ------              ---------
 Total domestic......................      150.8       0.7       100.0       100.6       0.4        100.3
                                          ------                 -----      ------              ---------
Foreign..............................          -                     -        (0.3)     (0.1)        (0.3)
                                          ------                 -----      ------              ---------
 Total net charge-offs...............     $150.8(c)    0.6       100.0%     $100.3       0.4        100.0%
                                          ======                 =====      ======              =========

------------------------------------------------
(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.
(c) Reflects loan charge-offs of $38.4 million related to problem assets acquired with Meridian and $5.8 million related to a policy change to charge-off delinquent credit card loans at 150 days past due instead of 180 days past due.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
------------------------------------------------

  Credit quality indicators remained strong during the third quarter. Total non-performing assets at September 30, 1996 decreased $4.6 million, or 1.7%, from December 31, 1995. The following table summarizes non-performing assets at September 30, 1996 and December 31, 1995 (in millions):

                                   September 30,   December 31,
                                       1996            1995
                                  ---------------  ------------
Non-accrual loans...............      $234.8          $223.6
Renegotiated loans..............         1.5             7.2
                                      ------          ------
  Total non-performing loans....       236.3           230.8
Other real estate owned (OREO)..        27.4            37.5
                                      ------          ------
  Total non-performing assets...      $263.7          $268.3
                                      ======          ======

   The following table reflects the distribution of non-performing assets by loan type at September 30, 1996 and December 31, 1995 (in millions):

                                  September 30, 1996       December 31, 1995
                                -----------------------  ----------------------
                                                 % of                    % of
                                     Non-        Loan        Non-        Loan
                                  performing     Type     performing     Type
                                --------------  -------  -------------  -------
Domestic:
 Commercial, industrial and            $ 91.2      0.6%        $ 77.8      0.6%
  other.......................         ------                  ------
 Real estate:
  Construction and development            9.4      1.5            9.0      1.5
  Other loans.................          131.7      1.4          139.8      1.4
  Other real estate owned.....           27.4                    37.5
                                       ------                  ------
   Total real estate..........          168.5                   186.3
                                       ------                  ------
 Consumer.....................              -        -              -        -
                                       ------                  ------
 Other domestic loans (a).....            4.0      0.2            4.2      0.3
                                       ------                  ------
  Total domestic                        263.7      0.8          268.3      0.9
   non-performing assets......         ------                  ------
Foreign loans.................              -        -              -        -
                                       ------                  ------
  Total non-performing assets          $263.7      0.8         $268.3      0.8
   (b)........................         ======                  ======
  % Total assets..............            0.6%                    0.6%
                                                                  ===

----------------------------------------------------
(a) Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $109 million and $89 million at September 30, 1996 and December 31, 1995, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - continued
------------------------------------------------

The following table summarizes the components of the change in non-performing assets for 1996 (in millions):

                                                      Quarter
                                          -------------------------------     Nine
                                           First      Second      Third      Months
                                          --------   --------   ---------   --------
Beginning balance.......................    $  268     $  281      $  254     $  268
Additions...............................        52         75          82        209
Return to accrual.......................        (4)         -          (7)       (11)
Payments................................       (21)       (58)        (45)      (124)
Charge-offs.............................       (14)       (44)        (20)       (78)
                                            ------     ------      ------     ------
 Net change.............................        13        (27)         10         (4)
                                            ------     ------      ------     ------
Ending balance..........................    $  281     $  254      $  264     $  264
                                            ======     ======      ======     ======

NON-INTEREST INCOME
-------------------
(in millions)
                                                                                               Percentage
                                           Three Months Ended      Nine Months Ended       Increase (decrease)
                                              September 30,          September 30,       ----------------------
                                            -----------------      -----------------       Three        Nine
                                             1996       1995        1996       1995        Months       Months
                                            ------     ------      ------     ------     ----------   ---------
Basic banking transactional services (a)    $148.7     $145.0      $435.4     $427.2            2.6%        1.9%
Income from investment in EPS, Inc......       7.5        7.6        22.2       22.6           (1.3)       (1.8)
Third party processing fees (b).........      14.0       12.1        42.5       33.4           15.7        27.2
Mortgage banking income.................       4.3        4.0        12.9       10.6            7.5        21.7
Investment banking fees.................       3.5        4.5        11.0       12.7          (22.2)      (13.4)
Trading gains...........................       2.8        8.1        15.9       26.7          (65.4)      (40.4)
Investment securities gains.............       2.4        2.2        12.2       13.7            9.1       (10.9)
Other non-interest income...............      23.9       22.9        77.2       70.3            4.4         9.8
                                            ------     ------      ------     ------
Non-interest income before significant
 and unusual items......................     207.1      206.4       629.3      617.2            0.3         2.0
Corporate trust fees (a)................       0.8        3.0         2.1        8.6
Significant and unusual items...........      28.7 (c)      -        43.3 (c)   31.1(d)
                                            ------     ------      ------     ------
Total non-interest income...............    $236.6     $209.4      $674.7     $656.9           13.0%        2.7%
                                            ======     ======      ======     ======

----------------------------------------------------

(a) Comprised of debit and credit card fees, service charges on deposit accounts, trust income, and fees for international services. For presentation purposes, fee income on the corporate trust business was reclassed to a separate line. Corestates' corporate trust business was sold in the fourth quarter of 1995 and Meridian's corporate trust business was recently sold in the fourth quarter of 1996.
(b) Includes revenues for CashFlex lockbox processing, Transys check processing, and Synapquest credit card and merchant processing.
(c) Certain net investment gains. See "Net Investment Gains" on page 13 for more detail.
(d) Reflects the $19.0 million pre-tax gain related to the changes in the investment in the EPS, Inc. affiliate joint venture and $12.1 million pre-tax gains on the exchange of equity securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-INTEREST INCOME  -  continued
-------------------

   Non-interest income for the third quarter of 1996, before significant and unusual items as noted in the preceding table, increased 0.3% from the third quarter of 1995, primarily reflecting an increase of $3.7 million in revenues from CoreStates' basic banking transactional businesses and a $1.9 million increase in third party processing fees. These improvements were offset by a decrease in trading gains of $5.3 million. Within revenues from basic banking transactional businesses, a $2.6 million, or 10.5%, increase in fees for international services and a $2.2 million, or 5.5%, increase in trust fees were partially offset by a decrease of $2.4 million, or 11.2%, in debit and credit card fees. Growth in fees for international services resulted from higher volume and the opening of a new branch office. Improvements in trust fees related to increased revenues in Investment Management generated from the implementation of the process redesign and increased asset values. The decrease in debit and credit card fees was primarily due to a decrease in merchant fee income due to customer attrition from bank acquisitions, systems conversions, and repricing of unprofitable customers.

   Total non-interest income for the nine months ended September 30, 1996 increased 2.7% from the 1995 nine-month period. Before significant and unusual items, non-interest income for the 1996 nine-month period increased 2.0%, primarily reflecting growth of $9.1 million in third-party processing fee income; $2.3 million in mortgage banking income; $8.2 million in basic banking transactional services, primarily due to the same reasons as in the third quarter; and an increase of $6.9 million in other non-interest income, primarily due to gains on home equity loan securitizations recorded in the second quarter of 1996.

NON-FINANCIAL EXPENSES
----------------------
(in millions)

                                                                                               Percentage
                                           Three Months Ended      Nine Months Ended       Increase (decrease)
                                              September 30,          September 30,       ----------------------
                                            -----------------      -----------------       Three        Nine
                                             1996       1995        1996       1995        Months       Months
                                            ------     ------      ------     ------     ----------   ---------
Salaries, wages and benefits............    $204.9     $217.4     $  619.7   $  685.7      (5.7)%       (9.6)%
Net occupancy expense...................      39.9       39.4        120.2      121.3       1.3         (0.9)
Equipment expense.......................      29.4       29.1         90.4       87.7       1.0          3.1
Amortization of intangible assets.......      10.2       11.0         30.2       33.8      (7.3)       (10.7)
FDIC premiums...........................       1.5       (0.5)         4.3       37.2                  (88.4)
OREO expense............................       1.3        1.7          1.6        5.9     (23.5)       (72.9)
Other operating expenses................     118.2      115.4        348.8      346.9       2.4          0.6
                                            ------     ------     --------   --------
Non-financial expense before
 significant and
  unusual items.........................     405.4      413.5      1,215.2    1,318.5      (2.0)        (7.8)
SAIF Fund special assessment (a)........      14.2          -         14.2          -
Restructuring and merger-related              12.3       (2.4)       130.1      136.6
 charges (b)............................    ------     ------     --------   --------
Total non-financial expenses............    $431.9     $411.1     $1,359.5   $1,455.1       5.1%        (6.6)%
                                            ======     ======     ========   ========

--------------------------------------------------
(a)  See "SAIF Fund Special Assessment" on page 13 for more detail.
(b)  See "Restructuring and Merger-Related charges" on page 10 for more detail.

   Total non-financial expenses for the third quarter of 1996, before significant and unusual items as noted in the above table, were $405.4 million, a decrease of $8.1 million, or 2.0% from the third quarter of 1995. This decrease reflects the impacts of the process redesigns and merger-related synergies.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL MANAGEMENT
------------------

   CoreStates' capital provides the resources and flexibility for anticipated growth. CoreStates' capital position at September 30, 1996 under risk-based capital guidelines was $3.8 billion or 9.5% of risk-weighted assets, for Tier 1 capital and $5.1 billion, or 12.9%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders' equity less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities. CoreStates' ratios at September 30, 1996 exceed the risk-based capital standards that require all banks to have Tier 1 capital of at least 4% and total capital of 8%.

  Under the Federal Reserve Board's capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 8.7% at September 30, 1996. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

  Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. As illustrated in the following table, at September 30, 1996 the banking subsidiaries of CoreStates were "well capitalized" as defined by regulatory authorities.

                                              Regulatory Capital Ratios
                                     ------------------------------------------
                                        Tier 1         Total        Leverage
                                     -------------  -----------  --------------

CoreStates Bank, N.A...............           7.7%        10.4%            7.2%
New Jersey National Bank...........          10.1         13.0             5.7
CoreStates Bank of Delaware, N.A...           6.4         10.9             5.7

   CoreStates' dividend on its common stock was $0.42 per share in the third quarter of 1996 and $0.34 per share in the third quarter of 1995. The common dividend payout ratio, based on operating earnings per share, was 47.2% for the third quarter of 1996, compared to 38.6%, for the third quarter of 1995.

   On October 15, 1996, the Board of Directors authorized the management of CoreStates to repurchase up to 22 million shares of common stock, or approximately 10% of outstanding shares, through December 31, 1997. Acting under that authorization, on November 6, 1996, management purchased 8.8 million shares of CoreStates' common stock in a privately negotiated transaction. Management is also authorized to repurchase additional shares to fulfill requirements of employee benefit and dividend reinvestment plans.

   Also on October 15, 1996, the Board of Directors increased the quarterly dividend on CoreStates' common stock to $0.47 per share, from $0.42 per share. The increase is effective for the quarterly dividend payable on January 1, 1997.

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

INTEREST RATE RISK MANAGEMENT- continued
-----------------------------

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

  Credit risk exists in a derivative transaction to the extent that there is a
favorable move in interest rates and the counterparty fails to perform.   The
current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates requires collateral from counterparties when the risk exceeds an acceptable threshold. Collateral agreements are determined based on

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

the quality of individual counterparties. As of September 30, 1996, the current cost to replace CoreStates' derivatives portfolio was $187 million. This assumes that only counterparties for whom it would be favorable to default would do so.

  Interest Rate Risk Related Derivative Activities - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of September 30, 1996, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

Outstanding Interest Rate Risk Related Derivatives
--------------------------------------------------
At September 30, 1996                     Interest     Interest   Interest
---------------------                       rate         rate     rate caps       Other
(in millions)                               swaps      futures    and floors   derivatives     Total
                                          -------      -------    ----------   -----------    -------
Interest Sensitivity Adjustment:
 Assets (primarily loans):
   Notional amount...................       $3,537     $5,559       $    9                    $ 9,105
   Unrealized gains..................           56          2            -                         58
   Unrealized losses.................          (25)         -            -                        (25)
 Deposits and other borrowings:
   Notional amount....................       4,665          -          925          $100        5,690
   Unrealized gains...................          30          -           11             -           41
   Unrealized losses..................         (32)         -            -             -          (32)
 Long-term debt:
   Notional amount....................         589          -           25           150          764
   Unrealized gains...................          10          -            -             4           14
   Unrealized losses..................         (19)         -            -             -          (19)
Spread Protection:
 Assets (primarily loans)
   Notional amount....................          40          -          567             -          607
   Unrealized gains...................           -          -            3             -            3
   Unrealized losses..................           -          -            -             -            -
 Deposits and other borrowings:
   Notional amount....................           -          -          162             -          162
   Unrealized gains...................           -          -            -             -            -
   Unrealized losses..................           -          -            -             -            -
Anticipated Asset Sales:
   Notional amount....................           9          -            -           231          240
   Unrealized gains...................           -          -            -             -            -
   Unrealized losses..................           -          -            -            (1)          (1)
Total:
   Notional amount....................      $8,840     $5,559       $1,688        $  481      $16,568
                                            ======     ======       ======        ======      =======
   Unrealized gains...................      $   96     $    2       $   14        $    4      $   116
                                            ======     ======       ======        ======      =======
   Unrealized losses..................      $  (76)    $    -       $    -        $   (1)     $   (77)
                                            ======     ======       ======        ======      =======
   Net unrealized gains (losses)......      $   20     $    2       $   14        $    3      $    39
                                            ======     ======       ======        ======      =======

   Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of September 30, 1996, CoreStates use of off-balance sheet derivative instruments which carry a leveraged exposure to either rising or falling rates or have other complex features is not material.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENTS DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

  Interest sensitivity adjustments account for the majority of CoreStates' derivative activities. CoreStates has a naturally asset sensitive balance sheet as a result of its basic loan and deposit businesses. Commercial and consumer loan activities tend to have short-term repricing characteristics versus the longer term repricing nature of CoreStates' funding sources. These relationship portfolios have a positive effect on earnings in a rising rate environment and a negative effect in a falling rate environment. Therefore, CoreStates uses fixed rate assets or off-balance sheet instruments with characteristics similar to fixed rate assets to offset this risk. When off-balance sheet instruments are used, cash balances are invested in shorter time periods and interest rate swaps or other derivatives are used to "fix" the rate for longer terms similar to those of CoreStates' liabilities. The risks in certain products, particularly non-contractual deposits, are sometimes greater in one direction of rate change than the other. To the extent that margingal amounts of deposits need protection from falling rates but are likely to shift to higher rate instruments as interest rates rise, caps and/or floors are a more appropriate hedge. CoreStates has used interest rate floors in this manner to augment the risk protection provided by the swaps and futures portfolios. By using swaps and futures in this manner, leverage is reduced and liquidity is enhanced. If derivative instruments were not used, CoreStates would invest in longer term assets based on its disciplined interest rate risk management practice of strict matching of asset and liability terms. Therefore, the impact of derivatives on pre-tax income is confined to the spread between the derivative instrument and other instruments of similar terms. Management estimates that this spread is not material relative to pre-tax income.

  CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan and securities portfolios include adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $498 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates has issued retail certificates of deposits with floating rates which carry a guaranteed minimum rate. CoreStates has used caps and floors to offset that risk.

  For accounting purposes, the income effects of derivatives used to adjust interest sensitivity or to protect a product spread are associated with either the asset or the liability being managed. The amount recorded in net interest income related to derivative financial instruments was $19.3 million in the quarter ended September 30, 1996 and $9.6 million in the quarter ended September 30, 1995. The following table shows the impact of derivatives income on average interest rates:

Impact of Derivatives Income on Yields and Costs
------------------------------------------------
For the Quarter Ended September 30,
-----------------------------------
(in millions)                                        1996                                            1995
                                ---------------------------------------------   -------------------------------------------------
                                          Reported                  Impact                   Reported                  Impact
                                Average    Yield/     Product         of          Average     Yield/      Product        of
                                Balance     Cost       Rate       Derivatives     Balance      Cost        Rate      Derivatives
                                -------   --------    -------     -----------     -------    --------     -------    ------------
Earning Assets
Time deposits.................  $ 2,358     5.61%      5.61%           -          $ 1,844      6.14%        6.14%         -
Federal  funds sold &  trading
 account assets...............      276     5.04       5.04            -              590      6.65         6.65          -
Investment securities........     4,329     6.19       6.11           .08%          6,251      6.10         6.04         .06%
Loans........................    32,030     9.01       8.91           .10          31,505      9.38         9.29         .09
                                -------                                           -------

Total Earning Assets.........   $38,993     8.46       8.37           .09         $40,190      8.68         8.60         .08
                                =======                                           =======

Interest Bearing Funds
Savings, NOW, regular MMA....   $ 9,848     1.57       1.85          (.28)        $10,973      2.07         2.05         .02
Premium MMA..................     3,517     3.80       3.80             -           3,293      4.01         4.01           -
Certificates.................     9,073     4.96       5.08          (.12)          9,191      5.50         5.56        (.06)
                                -------                                           -------
  Total retail...............    22,438     3.29       3.47          (.18)         23,457      3.71         3.72        (.01)
                                -------                                           -------

Commercial & foreign deposits     1,544     5.72       5.73          (.01)          1,794      4.96         5.05        (.09)
Federal funds purchased  &
  short-term borrowings.......    2,886     4.93       4.95          (.02)          3,624      5.59         5.56         .03
Long-term debt...............     2,491     6.32       6.46          (.14)          2,384      6.63         6.70        (.07)
                                -------                                           -------
  Total wholesale............     6,921     5.61       5.67          (.06)          7,802      5.76         5.79        (.03)
                                -------                                           -------

Total Interest Bearing Funds.   $29,359     3.83       3.98          (.15)        $31,259      4.18         4.20        (.02)
                                =======                                           =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

  It is important to note that derivatives usage, its impact on individual balance sheet items and fluctuations in fair value should be viewed in the context of overall interest rate risk management. As previously stated, if CoreStates did not use derivatives, it would adjust cash positions to create the same interest sensitivity position with approximately the same income results. However, if cash transactions were used, the income of those activities would not be carried as an income adjustment to other balance sheet products. Fluctuations in the impact of derivatives shown on the above table are a function of market conditions and do not indicate changes in risk positions.

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

  Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. As of September 30, 1996, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts.

  The repricing schedule below summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on September 30, 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

Repricing Schedule of Interest Rate Swaps
-----------------------------------------
At September 30, 1996
---------------------
(in millions)
                                                                  Years
                                      ----------------------------------------------------------------
                                        0-1        1-2          2-3       3-4       4-5       over 5       Total
                                      -------    -------     --------   -------   --------  ----------   ----------
Receive Fixed/Pay Floating:
 Receive  Notional...............     $1,810      $1,422      $1,426     $1,214     $1,558       $ 514       $7,944
          Rate...................       6.82%       6.24%       6.43%      6.82%      6.26%       7.15%        6.56%
 Pay      Notional...............     $7,944                                                                 $7,944
          Rate...................       5.51%                                                                  5.51%
Pay Fixed/Receive Floating:
 Pay      Notional...............     $   10      $   15                 $   34                              $   59
          Rate...................       8.90%       8.48%                  8.84%                               8.76%
 Receive  Notional...............     $   59                                                                 $   59
          Rate...................       5.56%                                                                  5.56%
Receive Floating/Pay Floating:
(Basis Swaps)
          Notional...............     $  320                                                                 $  320
 Receive  Rate...................       5.52%                                                                  5.52%
 Pay      Rate...................       5.51%                                                                  5.51%
Receive Fixed/Pay Floating(a):
(Forward Start)
 Receive  Notional...............                             $   10     $  160     $  315       $  32       $  517
          Rate...................                               5.69%      7.70%      6.48%       7.37%        6.70%
 Start Date  Notional............     $  150      $  132      $  235                                         $  517

----------------------------------------------
(a)  Pay rate will be determined on forward start date.

   The following schedule illustrates CoreStates' interest rate risk related derivative activity for the current quarterly reporting period:


Activity in Derivatives Products
--------------------------------
For the Quarter Ended September 30, 1996
----------------------------------------
(in millions)
                                          Interest   Interest    Interest
                                            rate       rate     rate caps       Other
Notional Amounts                           swaps     futures    and floors   derivatives    Total
----------------                          --------   --------   ----------   -----------   --------
As of June 30, 1996.....................    $9,286    $ 3,162       $1,662          $291    $14,401
Additions...............................       538      4,961           41           191      5,731
Terminated/restructured contracts(a)....      (175)         -            -             -       (175)
Maturities/amortization.................      (809)    (2,564)         (15)           (1)    (3,389)
                                            ------    -------       ------          ----    -------
As of September 30, 1996................    $8,840    $ 5,559       $1,688          $481    $16,568
                                            ======    =======       ======          ====    =======

--------------------
(a) As of September 30, 1996, CoreStates had $3.5 million of deferred gains and $8.4 million of deferred losses related to terminated derivative contracts.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------------------

  CoreStates' overall use of off-balance sheet instruments increased during the third quarter. In particular, CoreStates' use of interest rate futures has increased over the last several quarters due to an increasing need to extend the rate sensitivity of short-term fixed-rate assets. This need is primarily for 6-12 month term assets and is due to retail deposit activities.

  Trading and Customer Related Derivative Activities - CoreStates also engages in derivative market activities to provide risk management services for its customers and to manage securities trading positions in the securities unit.
The securities unit underwrites, brokers and distributes securities to municipalities, institutional and individual investors. In addition the unit buys, sells and securitizes mortgage loans and brokers loan servicing portfolios. The following schedule details the outstanding notional amounts and related fair values of trading and customer related derivative transactions as of September 30, 1996.

Trading and Customer Related Derivatives
----------------------------------------
At September 30, 1996
---------------------
(in millions)                            Notional       Net assets          Positive         Negative
                                          amount        (liability)(a)     Market Value     Market Value
                                         --------       --------------     ------------     ------------
Interest Rate Swaps:
 CoreStates receives fixed............   $  302              $ 1                $ 2             $ (1)
 CoreStates pays fixed................      302               (1)                 1               (2)
Rate Locks:
 CoreStates receives fixed............       70                1                  1                -
 CoreStates pays fixed................       70               (1)                 -               (1)
Interest Rate Caps/Floors:
 Sold.................................      543               (2)                 -               (2)
 Purchased............................      543                2                  2                -
Futures...............................       88                -                  -                -
Commitments to purchase/sell
 whole mortgage loans and
 securities (including when-issued
 securities):
  Sold................................      155                5                  5                -
  Purchased...........................      118               (2)                 -               (2)
Other Options:
 Sold.................................      295                7                  7                -
 Purchased............................      430                1                  1                -
Foreign exchange contracts............    2,051                7                 45              (38)
                                         ------              ---                ---             ----
Total Trading and Customer Related
 Derivatives..........................   $4,967              $18                $64             $(46)
                                         ======              ===                ===             ====

--------------------
(a) Average net assets (liabilities) during 1996 was substantially the same as the net assets (liabilities) at September 30, 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES


                                                                          Three Months Ended
                                                  -----------------------------------------------------------------
                                                        September 30, 1996                   June  30, 1996
                                                  ------------------------------      -----------------------------
                                                  Average                Income/      Average               Income/
                                                  balance      Rate      expense      balance      Rate     expense
                                                  -------      ----      -------      -------      ----     -------
                                                 (000,000)                (000)      (000,000)               (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a)..      $   2,358     5.61%     $ 33,277    $   1,961     5.63%    $ 27,449
Investment securities (b):
  U.S. Government...........................          3,020     5.97        45,304        3,484     6.08       52,684
  State and municipal.......................            472     8.25         9,736          506     8.43       10,661
  Other.....................................            837     5.86        12,328          893     6.44       14,304
                                                  ---------               --------    ---------              --------
    Total investment securities.............          4,329     6.19        67,368        4,883     6.40       77,649
                                                  ---------               --------    ---------              --------
Federal funds sold..........................            212     5.38         2,865          442     5.92        6,509
Trading account securities..................             64     3.93           629           80     8.39        1,677
Loans (b) (c) (d):
Domestic:
 Commercial, industrial and other...........         13,678     9.00       309,436       13,132     8.96      292,575
 Real estate................................          9,818     8.21       202,641       10,353     8.59      221,000
 Consumer...................................          4,504    12.50       141,524        4,401    11.48      125,583
 Financial institutions.....................            904     5.97        13,556          814     6.10       12,345
 Factoring receivables......................            462     9.75        11,322          525    10.50       13,710
 Lease financing............................          1,183     7.84        23,189        1,186     8.12       24,078
Foreign.....................................          1,481     6.35        23,649        1,254     6.36       19,823
                                                  ---------               --------    ---------              --------
   Total loans, net of discounts............         32,030     9.01       725,317       31,665     9.01      709,114
                                                  ---------               --------    ---------              --------
   Total interest earning assets (d)........      $  38,993     8.46       829,456    $  39,031     8.47      822,398
                                                  =========     ----      --------    =========    -----     --------
FUNDING SOURCES
---------------------------
Interest Bearing Liabilities (b):
Deposits in domestic offices:
 Commercial.................................      $     508     7.82         9,992    $     596     5.12        7,582
 NOW accounts (e)...........................            654     1.37         2,135        1,713     0.86        3,375
 Money Market Accounts (e)..................          8,224     2.52        52,012        7,307     2.66       48,095
 Consumer savings...........................          4,487     1.59        17,932        4,720     1.82       21,412
 Consumer certificates......................          9,073     4.96       113,128        9,230     5.08      116,648
Time deposits of overseas branches
 and subsidiaries...........................          1,036     4.68        12,192          935     4.67       10,850
                                                  ---------               --------    ---------              --------
   Total interest bearing deposits (e)......         23,982     3.45       207,391       24,501     3.44      207,962
                                                  ---------               --------    ---------              --------
Short-term funds borrowed:
 Federal funds purchased....................          1,728     5.02        21,801        1,460     5.03       18,254
 Commercial paper...........................            886     5.40        12,018        1,059     5.35       14,093
 Other......................................            272     2.87         1,961          289     4.86        3,495
                                                  ---------               --------    ---------              --------
   Total short-term funds borrowed..........          2,886     4.93        35,780        2,808     5.13       35,842
                                                  ---------               --------    ---------              --------
Long-term debt..............................          2,491     6.32        39,564        2,449     6.33       38,556
                                                  ---------               --------    ---------              --------
   Total interest bearing liabilities.......         29,359     3.83       282,735       29,758     3.82      282,360
Portion of non-interest bearing
 funding sources............................          9,634                               9,273
                                                  ---------                -------    ---------
   Total funding sources....................      $  38,993     2.88       282,735    $  39,031     2.91      282,360
                                                  =========     ----      --------    =========     ----     --------
Net interest income and net
 interest margin............................                    5.58%     $546,721                  5.56%    $540,038
                                                                ====      ========                  ====     ========


                                                        Three Months Ended
                                                   ---------------------------
                                                        September 30, 1995
                                                   ---------------------------
                                                   Average             Income/
                                                   balance     Rate    expense
                                                   -------     ----    -------
                                                  (000,000)             (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a)..      $   1,844    6.14%    $ 28,561
Investment securities (b):
  U.S. Government...........................          4,537    5.81       66,486
  State and municipal.......................            652    8.48       13,829
  Other.....................................          1,062    5.89       15,768
                                                  ---------             --------
    Total investment securities.............          6,251    6.10       96,083
                                                  ---------             --------
Federal funds sold..........................            357    6.01        5,405
Trading account securities..................            233    7.69        4,479
Loans (b) (c) (d):
Domestic:
 Commercial, industrial and other...........         12,791    9.41      303,222
 Real estate................................         11,162    9.09      255,709
 Consumer...................................          4,233   11.10      118,482
 Financial institutions.....................            773    6.82       13,286
 Factoring receivables......................            560   11.16       15,752
 Lease financing............................          1,109    8.17       22,663
Foreign.....................................            877    7.12       15,735
                                                  ---------             --------
   Total loans, net of discounts............         31,505    9.38      744,849
                                                  ---------             --------
   Total interest earning assets (d)........      $  40,190    8.68      879,377
                                                  =========   -----     --------
FUNDING SOURCES
---------------------------
Interest Bearing Liabilities (b):
Deposits in domestic offices:
 Commercial.................................      $     694    5.55        9,706
 NOW accounts (e)...........................          3,324    1.47       11,251
 Money Market Accounts (e)..................          5,978    3.30       49,601
 Consumer savings...........................          4,964    2.24       28,049
 Consumer certificates......................          9,191    5.50      127,390
Time deposits of overseas branches
 and subsidiaries...........................          1,100    4.60       12,743
                                                  ---------             --------
   Total interest bearing deposits (e)
    deposits (e)............................         25,251    3.80      238,740
                                                  ---------             --------
Short-term funds borrowed:
 Federal funds purchased....................          2,026    5.50       28,093
 Commercial paper...........................          1,057    5.90       15,732
 Other......................................            541    5.28        7,203
                                                  ---------             --------
   Total short-term funds borrowed..........          3,624    5.59       51,028
                                                  ---------             --------
Long-term debt..............................          2,384    6.63       39,824
                                                  ---------             --------
   Total interest bearing liabilities
    liabilities.............................         31,259    4.18      329,592
Portion of non-interest bearing
 funding sources............................          8,931             -------
                                                  ---------
   Total funding sources....................      $  40,190    3.25      329,592
                                                  =========   -----     --------
Net interest income and net
 interest margin............................                   5.43%    $549,785
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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                              Three Months Ended
                                             ---------------------------------------------------------------------------------------
                                                 September 30, 1996              June 30, 1996               September 30, 1995
                                             ------------------------       ------------------------      --------------------------
                                             Average          Income/       Average          Income/      Average            Income/
                                             balance    Rate  expense       balance    Rate  expense      balance    Rate    expense
                                             -------    ----  -------       -------    ----  -------      -------    ----    -------
                                            (000,000)          (000)       (000,000)          (000)      (000,000)            (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash......................................   $   2,762                      $   2,833                    $   2,790
Allowance for loan losses.................        (709)                          (712)                        (687)
Other assets..............................       2,366                          2,443                        2,330
                                             ---------                      ---------                    ---------
 Total non-interest earning assets........   $   4,419                      $   4,564                    $   4,433
                                             =========                      =========                    =========

TOTAL AVERAGE ASSETS......................   $  43,412                      $  43,595                    $  44,623
                                             =========                      =========                    =========

NON-INTEREST BEARING FUNDING
SOURCES
-------
Demand deposits:
 Domestic.................................   $   7,690                      $   7,637                    $   7,354
 Foreign..................................         365                            372                          385
Other liabilities.........................       2,030                          1,981                        1,897
Shareholders' equity......................       3,968                          3,847                        3,728
Non-interest bearing funding sources
 used to fund earning assets..............      (9,634)                        (9,273)                      (8,931)
                                             ---------                      ---------                    ---------

  Total net non-interest bearing funding
   sources................................   $   4,419                      $   4,564                    $   4,433
                                             =========                      =========                    =========

SUPPLEMENTARY AVERAGES
----------------------
Net demand deposits.......................   $   6,351                      $   6,374                    $   6,108
Net Federal funds purchased...............       1,516    4.97% $18,936         1,018    4.64% $11,745       1,669    5.39%  $22,688

Certificates of deposit in
 domestic offices over $100,000...........         986    6.32   15,660         1,123    4.95   13,825       1,198    5.36%   16,171
Average prime rate........................                8.25                           8.25                         8.77

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                   Nine Months Ended
                                                    ------------------------------------------------
                                                                   September 30, 1996
                                                    ------------------------------------------------
                                                       Average                             Income/
                                                       balance              Rate           expense
                                                       -------             ------          -------
                                                      (000,000)                             (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a).........     $   2,040           5.63%        $   85,969
Investment securities (b):
 U.S. Government...................................         3,440           6.03            155,335
 State and municipal...............................           514           8.09             31,175
 Other.............................................           900           5.94             40,052
                                                        ---------                        ----------
 Total investment securities.......................         4,854           6.23            226,562
                                                        ---------                        ----------
Federal funds sold.................................           396           5.65             16,757
Trading account securities.........................            96           6.71              4,829
Loans (b) (c) (d):
Domestic:
 Commercial, industrial and other..................        13,196           9.02            891,038
 Real estate.......................................        10,273           8.49            653,257
 Consumer..........................................         4,452          11.87            395,549
 Financial institutions............................           838           6.00             37,664
 Factoring receivables.............................           496          10.39             38,565
 Lease financing...................................         1,180           8.05             71,282
Foreign............................................         1,275           6.42             61,267
                                                        ---------                        ----------
   Total loans, net of discounts...................        31,710           9.05          2,148,622
                                                        ---------                        ----------
   Total interest earning assets (d)...............     $  39,096           8.48          2,482,739
                                                        =========          -----         ----------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
Deposits in domestic offices:
 Commercial........................................     $     597           6.01             26,855
 NOW accounts (e)..................................         1,750           1.12             13,499
 Money Market Accounts (e).........................         7,288           2.70            146,675
 Consumer savings..................................         4,651           1.80             62,633
 Consumer certificates.............................         9,106           5.09            346,740
Time deposits of overseas branches
 and subsidiaries..................................           961           4.64             33,409
                                                        ---------                        ----------
   Total interest bearing deposits (e).............        24,353           3.48            629,811
                                                        ---------                        ----------
Short-term funds borrowed:
 Federal funds purchased...........................         1,605           5.09             61,219
 Commercial paper..................................           996           5.42             40,442
 Other.............................................           306           4.24              9,718
                                                        ---------                        ----------
   Total short-term funds borrowed.................         2,907           5.12            111,379
                                                        ---------                        ----------
Long-term debt.....................................         2,460           6.35            116,969
                                                        ---------                        ----------
   Total interest bearing liabilities..............        29,720           3.86            858,159
Portion of non-interest bearing funding sources....         9,376
                                                        ---------                        ----------
   Total funding sources...........................     $  39,096           2.93            858,159
                                                        =========          -----         ----------
Net interest income and net interest margin........                         5.55%        $1,624,580
                                                                           =====         ==========

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                 Nine Months Ended
                                                    ---------------------------------------------
                                                                 September 30, 1995
                                                    ---------------------------------------------
                                                       Average                         Income/
                                                       balance             Rate        expense
                                                       -------            ------       -------
                                                      (000,000)                         (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a).........     $   1,971          6.38%       $   94,103
Investment securities (b):
U.S. Government....................................         4,907          5.86           214,974
State and municipal................................           682          8.46            43,264
Other..............................................         1,056          6.32            49,887
                                                        ---------                      ----------
 Total investment securities.......................         6,645          6.20           308,125
                                                        ---------                      ----------
Federal funds sold.................................           260          5.83            11,344
Trading account securities.........................           306          7.51            17,243
Loans (b) (c) (d):
Domestic:
 Commercial, industrial and other..................        12,440          9.52           886,227
 Real estate.......................................        11,391          9.10           775,597
 Consumer..........................................         4,185         11.13           348,255
 Financial institutions............................           707          7.11            37,595
 Factoring receivables.............................           566         10.96            46,378
 Lease financing...................................         1,079          8.15            65,984
Foreign............................................           772          7.12            41,140
                                                        ---------                      ----------
   Total loans, net of discounts...................        31,140          9.45         2,201,176
                                                        ---------                      ----------
   Total interest earning assets (d)...............     $  40,322          8.73         2,631,991
                                                        =========         -----        ----------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
Deposits in domestic offices:
 Commercial........................................     $     663          5.59            27,727
 NOW accounts (e)..................................         3,401          1.55            36,112
 Money Market Accounts (e).........................         6,042          3.30           148,938
 Consumer savings..................................         5,124          2.30            88,183
 Consumer certificates.............................         9,155          5.38           368,419
Time deposits of overseas branches
 and subsidiaries..................................         1,119          4.81            40,292
                                                        ---------                      ----------
   Total interest bearing deposits (e).............        25,504          3.76           709,671
                                                        ---------                      ----------
Short-term funds borrowed:
 Federal funds purchased...........................         2,253          5.73            96,577
 Commercial paper..................................           971          5.99            43,528
 Other.............................................           541          5.32            21,521
                                                        ---------                      ----------
   Total short-term funds borrowed.................         3,765          5.74           161,626
                                                        ---------                      ----------
Long-term debt.....................................         2,254          6.81           114,763
                                                        ---------                      ----------
   Total interest bearing liabilities..............        31,523          4.18           986,060
Portion of non-interest bearing funding sources....         8,799
                                                        ---------
   Total funding sources...........................     $  40,322          3.27           986,060
                                                        =========         -----        ----------
Net interest income and net interest margin........                        5.46%       $1,645,931
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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                            Nine Months Ended
                                          ----------------------------------------------------------------------------------------
                                                      September 30, 1996                          September 30, 1995
                                          -------------------------------------------  -------------------------------------------
                                             Average                       Income/        Average                       Income/
                                             balance        Rate           expense        balance         Rate          expense
                                             -------       ------          -------        -------        ------         -------
                                            (000,000)                       (000)        (000,000)                       (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash....................................      $   2,830                                    $   2,725
Allowance for loan losses...............           (699)                                        (685)
Other assets............................          2,376                                        2,367
                                              ---------                                    ---------
 Total non-interest earning assets......      $   4,507                                    $   4,407
                                              =========                                    =========

TOTAL AVERAGE ASSETS....................      $  43,603                                    $  44,729
                                              =========                                    =========

NON-INTEREST BEARING FUNDING SOURCES
----------------------------------------
Demand deposits:
 Domestic...............................      $   7,653                                    $   7,334
 Foreign................................            376                                          379
Other liabilities.......................          1,939                                        1,778
Shareholders' equity....................          3,915                                        3,715
Non-interest bearing funding sources
 used to fund earning assets............         (9,376)                                      (8,799)
                                              ---------                                    ---------
  Total net non-interest bearing funding
   sources..............................      $   4,507                                    $   4,407
                                              =========                                    =========

SUPPLEMENTARY AVERAGES
----------------------
Net demand deposits.....................      $   6,126                                    $   6,180
Net Federal funds purchased.............          1,209           4.91       $44,462           1,993           5.72%      $85,233
Certificates of deposit in
 domestic offices over $100,000.........          1,105           5.47        45,228           1,167           5.40        47,180
Average prime rate......................                          8.28                                         8.86

PART II.  OTHER INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

  Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
  ------

       (a) Exhibits - The following exhibits are filed the Corporation: herewith in connection with registration statements filed

           11     Computation of Per Share Earnings

           12.1   Computation of Ratio of Earnings to Fixed Charges
                  (Consolidated)

           12.2 Computation of Ratio of Earnings to Fixed Charges Company and CoreStates Capital Corporation) (Combined CoreStates Parent

           27     Financial Data Schedule

      (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

          1.      Date of Report:   July 17, 1996
                  --------------
                  Item(s) Reported: Reporting under Item 5 the information set
                  ----------------
                  forth in the earnings news release of CoreStates Financial
                  Corp.

          2.      Date of Report:    July 17, 1996 (Form 8-K/A)
                  --------------
                  Item(s) Reported: Reporting under Item 5 the information set
                  ----------------
                  forth in the amended earnings news release of CoreStates Financial Corp.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES




SIGNATURE
---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CORESTATES FINANCIAL CORP



Date:  November 12, 1996      By:   /s/ Christopher J. Carey
                                 -------------------------------------------

                                  Christopher J. Carey
                                  Senior Vice President and Controller
                                  (Principal Financial & Accounting Officer)