Form 10-K
period 1996-12-31
CORESTATES FINANCIAL CORP
filed 1997-03-25
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

     Philadelphia National Bank Building
     Broad & Chestnut Streets
     P.O. Box 7618
     Philadelphia, Pennsylvania 19101-7618               19101
-------------------------------------------------    -------------
(Address of Principal Executive Offices)               (Zip Code)
Registrant's telephone number, including area code:  215-786-1364

Securities registered pursuant to Section 12(b) of the Act:

                                           Name of Each Exchange
     Title of Class                        Upon Which Registered
     --------------                        ---------------------
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

     Yes     X         No
         --------         -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

The aggregate market value of voting stock held by non-affiliates of registrant based on the closing sale price on February 28, 1997 was approximately $11,042,988,376.50. For this purpose only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares of Common Stock outstanding at February 28, 1997 was 214,617,361.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Annual Report to Shareholders for the fiscal year ended December 31, 1996, portions of which are incorporated by reference in Parts I, II and IV of this Report.

2. CoreStates Financial Corp 1997 Proxy Statement, portions of which are incorporated by reference in Part III of this Annual Report. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Item 402(a)(8) of Regulation S-K.

                                     INDEX
                                     -----

PART I                                                                      PAGE
                                                                            ----
Item 1  Business                                                              2
Item 2  Properties                                                           23
Item 3  Legal Proceedings                                                    24
Item 4  Submission of Matters to a Vote of Security Holders                  24

PART II

Item 5  Market for Registrant's Common Equity and Related
        Stockholder Matters                                                  24
Item 6  Selected Financial Data                                              25
Item 7  Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                  25
Item 8  Financial Statements and Supplementary Data                          25
Item 9  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                  *

PART III

Item 10  Directors and Executive Officers of the Registrant                  26
Item 11  Executive Compensation                                              26
Item 12  Security Ownership of Certain Beneficial Owners and
         Management                                                          26
Item 13  Certain Relationships and Related Transactions                      26

PART IV

Item 14  Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                                       27-28

SIGNATURES                                                                 41-42

EXHIBIT INDEX                                                                43

*Not Applicable

                                     PART I

Item 1 - Business

     CoreStates Financial Corp ("CoreStates") is a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Act") and incorporated under the laws of Pennsylvania. At December 31, 1996, CoreStates had total consolidated assets of approximately $45.5 billion and shareholders' equity of approximately $3.7 billion. Based on December 31, 1996 rankings of bank holding companies by total consolidated assets, CoreStates was believed to be the 21st largest bank holding company in the United States at such date.

     Effective April 9, 1996, Meridian Bancorp, Inc. ("Meridian"), a regional bank holding company headquartered in Reading, Pennsylvania, was merged with and into CoreStates. Approximately 81.1 million shares of CoreStates' common stock were issued in connection with the merger, which was accounted for as a pooling of interests. Accordingly, all financial information has been restated as if the entities were combined for all periods presented. On February 23, 1996, United Counties Bancorporation ("United Counties"), a $1.6 billion asset New Jersey bank holding company, was merged with and into Meridian in a transaction also accounted for as a pooling of interests.

     The in-market acquisition of Meridian has combined two solidly performing banking organizations, and has strengthened CoreStates' market positions in consumer, small business and middle market banking in eastern Pennsylvania, northern Delaware, and central and southern New Jersey. Operating efficiencies achieved in 1996 as a result of the merger were approximately $47 million on a pre-tax basis.

Banking Subsidiaries

     The lead banking subsidiary of CoreStates is CoreStates Bank, N.A. ("CoreStates Bank"), a national banking association with executive offices located in Philadelphia, Pennsylvania. In its continuing effort to streamline and eliminate duplicate services, and to further the goal of effectively consolidating all acquisitions under the CoreStates name, CoreStates proceeded throughout 1996 on a course of merger activity related to the acquired entities. Accordingly, on February 23, 1996, United Counties Trust Company merged with and into Meridian Bank, New Jersey. On June 14, l996, Meridian Bank, New Jersey, merged with and into New Jersey National Bank ("NJNB"), a national bank with executive offices located in Ewing Township, New Jersey. On June 27, 1996, Meridian Bank merged with and into CoreStates Bank. Finally, on December 6, 1996, NJNB merged with and into CoreStates Bank. Related to this merger process, the former Meridian Pennsylvania and Delaware banking branches were consolidated into CoreStates' branch system in the third quarter of 1996 and the former Meridian and United Counties New Jersey branches were consolidated into CoreStates' system in the fourth quarter of 1996.

     CoreStates Bank of Delaware, N.A. ("CBD"), a national banking association with its executive office located in New Castle County, Delaware, remains as a principal banking subsidiary of CoreStates. CoreStates Bank and CBD are sometimes referred to herein as the "Banking Subsidiaries". Through CoreStates Bank and CBD, CoreStates engages in the business of providing wholesale banking services, consumer financial services which includes retail banking, and trust & investment management services.

     As of December 31, 1996, the Banking Subsidiaries operated from 571 full service offices located in eastern and central Pennsylvania and New Jersey and one office located in Delaware. CoreStates Delaware, N.A. operated from one office located in Delaware. CoreStates Bank also operates from 5 foreign branch offices and 23 foreign representative offices.

Other Significant Subsidiaries and Affiliated Companies

     Congress Financial Corporation ("Congress"), a majority-owned subsidiary of
     ------------------------------
CoreStates, and its subsidiaries are engaged in commercial financing and factoring with headquarters in New York City and offices in Atlanta, Boston, Chicago, Columbia, Dallas, Los Angeles, Miami, Milwaukee, Portland, Toronto and San Juan. As of December 31, 1996, factored receivables of Congress and its subsidiaries totaled $411 million while outstanding commercial finance obligations and other receivables totaled $2,270 million.

     CoreStates Capital Corp ("Capital") is CoreStates' designated financing
     -----------------------
entity to obtain both short-term and long-term financing for CoreStates and its subsidiaries. At December 31, 1996, Capital had outstanding commercial paper in the aggregate principal amount of $625 million and debt securities in the aggregate outstanding principal amount of $2,329 million, with maturities ranging from 1 month to 10 years.

     CoreStates Delaware, N.A. ("CS Delaware") is a national bank subsidiary of
     -------------------------
CoreStates which in 1995 opened a specialized consumer credit and education financing business at one location in Delaware under the registered trade name of The LearningCurve. As of December 31, 1996, CS Delaware had outstanding accounts receivable of approximately $3.0 million.

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

     Other Subsidiaries.  CoreStates also has several other direct and indirect
     -------------------
subsidiaries including companies engaged in discount brokerage services, processing services, investment advisory services, lease financing activities, holding real property facilities used by CoreStates' Banking Subsidiaries and companies created solely to facilitate the business of other subsidiaries.

     Core Business Sectors.  For analytical purposes, management has focused
     ----------------------
CoreStates into five core business sectors: Global and Specialized Banking; Regional Banking; Retail Credit Services; Trust and Asset Management; and Third Party Processing. Further information regarding CoreStates' five core business sectors is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations at pages 13 through 15 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Exhibit 13 pages 9 through 13), which pages of the Annual Report are incorporated herein by reference. A brief discussion of the five core businesses is presented below. There is considerable inter-relationship among these businesses.

     Global and Specialized Banking.  Global and Specialized
     -------------------------------
banking services are provided through the Banking Subsidiaries and Congress and include the following business lines: Specialized Banking, Secured Lending, Real Estate, Large Corporate Banking, Congress, International Banking, Investment Banking and Cash Management. Domestic financing services include commercial, industrial and real estate loans; the financing of receivables, inventory and equipment; derivative market activities to provide risk management services for customers; and the provision of financial services for correspondent banks. Foreign and international financial services include the making of loans; banker's acceptance financing; the issuance and confirmation of letters of credit; check and funds clearings, and related financial services. Also provided are transaction processing services, including cash management, lock box, funds transfer and collection and disbursement management on both a domestic and an international basis.

     International activities are conducted directly by CoreStates Bank through its head office in Philadelphia and 28 foreign offices. In addition, international banking and financing activities are conducted through two wholly-owned Edge Act subsidiaries with five offices.

     Advisory services are also provided which relate to loan syndications, private placements, mergers and acquisitions, company valuations and other similar matters. The Global and Specialized banking business also deals in and underwrites obligations of the United States Government and Federal agencies and general obligations of states, municipalities and political sub-divisions and assists individual corporate customers as well as other institutions with the purchase and sale of all types of marketable securities.

     Regional Banking  This core business is provided by the Banking
     ----------------
Subsidiaries and includes the following business lines: Retail Banking and Delivery, Small Business Lending and Middle Market Lending. Retail Banking services are offered through the branch network of the Banking Subsidiaries in Pennsylvania, New Jersey, and Delaware. This branch banking network provides a full range of products including deposit, loan and related financial products, primarily on a full relationship basis.

     Trust & Asset Management  This core business provides products
     ------------------------
through four business lines: Institutional Trust; Personal Trust; Private Banking; and Investment Management. Meridian's corporate trust business was sold in the fourth quarter of 1996. The products of the four business lines are offered through the Banking Subsidiaries and include fiduciary administration and transaction processing services. CoreStates Investment Advisers, Inc. provides investment management services.

     Retail Credit Services This core business includes the following major
     ----------------------
business lines: Credit Card, Dealer Services, Educational Lending, Mortgage Services and Card Linx (CoreStates' merchant credit card processing business).

     Third Party Processing  This core business includes   the QuestPoint
     ----------------------
processing companies, all wholly-owned entities, and earnings from CoreStates' investment in Electronic Payment Services, Inc. ("EPS"). The QuestPoint companies include: QuestPoint Check Services, L.P. (formerly known as Transys)-- a provider of check processing and payment services to CoreStates and other financial institutions; QuestPoint Remittance Services, L.P. (formerly CashFlex, L.P.)--a leading supplier of remittance processing services nationwide to corporations, CoreStates, and other financial institutions; and SynapQuest--a provider of retail credit card processing services to CoreStates and other financial institutions. On November 7, 1996, QuestPoint acquired five check processing centers from the Bisys Group, Inc. The acquisition enhances QuestPoint's position as a national check processing company and provides an expanded customer base for other QuestPoint products.

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

     Capital Guidelines  A discussion of capital guidelines and capital strength
     ------------------
is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 15 and 16 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Exhibit 13 pages 14 and 15) and in Footnote 6 "Regulatory and Capital Matters" on page 46 of the CoreStates Annual Report to Shareholders (Exhibit 13 pages 62 and 63), which pages of the Annual Report are incorporated herein by reference.

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

     Provisions of Federal banking law restrict the amount of dividends that can be paid to CoreStates by the Banking Subsidiaries. Under applicable Federal law, no dividends may be paid in an amount greater than "undivided profits then on hand," after deduction therefrom of certain loan losses. In addition, for each of the Banking Subsidiaries, prior approval of the Comptroller is required if the total of all dividends declared by a subsidiary bank in any calendar year will exceed its net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years. Based on these regulations, CoreStates Bank and CBD can declare dividends without approval of the Comptroller of the Currency of approximately $112,000,000 and $18,000,000, respectively, plus an additional amount equal to CoreStates Bank's and CBD's retained net profits for 1997 up to the date of any such dividend declaration. See Footnote 6 "Regulatory and Capital Matters" on page 46 of the CoreStates Annual Report to Shareholders (Exhibit 13 pages 62 and 63) which pages of the Annual Report are incorporated herein by reference.

     The payment of dividends by each of CoreStates and the Banking Subsidiaries may also be affected by other factors, such as the maintenance of adequate capital. For example, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") generally prohibits an undercapitalized institution from paying dividends. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such organization cease and desist from such practice. The Federal Reserve Board, the OCC and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

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

     FDICIA
     ------

     Insurance Premiums Deposits of the Banking Subsidiaries are insured by the
     ------------------
FDIC and are subject to FDIC insurance assessments. The Deposits Insurance Fund Act of 1996 ("Funds Act") became effective on September 30, 1996. A special one-time assessment was made on institutions carrying Savings Association Insurance Fund ("SAIF") insured deposits. Pursuant to this assessment, CoreStates in the third quarter of 1996 expensed $14.2 million pre-tax, or $8.9 million after-tax, for this special assessment on its SAIF insured deposits. In general, effective SAIF rates range from 0 to 27 basis points as of October 1, 1996. In general, effective Bank Insurance Fund ("BIF") rates range from 0 to 27 basis points as of October 1, 1996. Limited adjustments in the base assessment rates for both the SAIF and for the BIF may be done by rulemaking without notice and comment. In general, the range of assessment is dependent upon capitalization and other risk factors related to the institution. Each of the Banking Subsidiaries has been notified by the FDIC that, for the semiannual assessment period beginning January 1, 1997, each is subject to a BIF semi-annual assessment rate of .00648% and a SAIF semi-annual assessment rate of .0324%. Deposits in the Banking Subsidiaries subject to the SAIF assessment were approximately $3 billion at December 31, 1996; and deposits in the Banking Subsidiaries subject to the BIF assessment were approximately $28 billion at December 31, 1996.

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

     Under FDICIA, the Federal banking regulators have adopted regulations establishing relevant capital measures and relevant capital levels. The relevant capital measures are the Total Capital to risk adjusted assets ratio, Tier 1 Capital to risk adjusted assets ratio and the leverage ratio. Under these regulations, a bank will be (i) "well capitalized" if it has a Total Capital to risk adjusted assets ratio of 10% or greater, a Tier 1 Capital to risk adjusted assets ratio of 6% or greater and a leverage ratio of 5% or greater and is not subject to any order or written directive by its primary Federal regulator to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a Total Capital to risk adjusted assets ratio of 8% or greater, a Tier 1 Capital to risk adjusted assets ratio of 4% or greater and a leverage ratio of 4% or greater (3% in certain circumstances) and is not well capitalized; (iii) "undercapitalized" if it has a Total Capital to risk adjusted assets ratio of less than 8%, a Tier 1 Capital to risk adjusted assets ratio of less than 4% or a leverage ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a Total Capital to risk adjusted assets ratio of less than 6%, a Tier 1 Capital to risk adjusted assets ratio of less than 3% or a leverage ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. Each of the Banking Subsidiaries is considered well capitalized.

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

     Safety and Soundness Standards Pursuant to FDICIA each of the Federal bank
     ------------------------------
regulatory agencies has adopted the Interagency Guidelines Establishing Standards for Safety and Soundness (the

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

Interstate Banking and Branching Legislation

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Riegle-Neal") eliminated many restrictions on interstate banking and branching. Riegle-Neal authorized, as of September 29, 1995, interstate acquisitions of banks by bank holding companies without geographic limitations. Beginning June 1, 1997, the legislation will allow interstate branching in states that have not passed legislation prohibiting interstate branching, except that de novo branching or acquisition of a branch in another state without acquisition of the entire bank will only be permitted if expressly permitted by the law of the state in which such branch would be located. Interstate branching prior to June 1, 1997 is possible in states that pass laws affirmatively authorizing such interstate branching. As of December 31, 1996 Pennsylvania, New Jersey and Delaware have enacted such legislation. Although, under certain circumstances, national banks located in different states have been permitted to merge under authority of the National Bank Act, prior to the Riegle-Neal legislation other types of interstate acquisitions of banks had required affirmative authorization in state law, and interstate branching had been possible only to a very limited degree.

Securities and Related Regulation

     The Corporation's subsidiaries engaged in securities-related activities are regulated by the Securities and Exchange Commission ("SEC"). The activities of the Corporation's two subsidiaries which are registered broker dealers are also monitored by the Federal Reserve Board. Each such company is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to public finance activities the Municipal Securities Rulemaking Board.

     Non-bank subsidiaries of CoreStates that are registered as investment advisers are subject to the regulations of the SEC and may be subject to regulations of one or more state securities commissions. Additionally, an investment adviser which is a subsidiary of a national bank is subject to supervision by the OCC. Investment Companies (as defined in the Investment Company Act of 1940, as amended) advised by an investment adviser subsidiary of CoreStates are registered with the SEC.

Legislative and Regulatory Proposals and Reforms

     The banking industry is a frequent subject of legislative and regulatory proposals and reforms. In 1996, some of these reform measures included the possibility for non-bank subsidiaries to engage in activities not permissible for the parent national bank to conduct directly. Early in 1997, the Federal Reserve Board issued proposals which would expand the ability of bank holding companies to engage in securities underwriting and dealing. It is premature to predict what effect, if any, measures such as these may have on CoreStates and its subsidiaries.

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

     The five core business segments in the markets served by the Banking Subsidiaries and EPS are highly competitive and the Banking Subsidiaries and EPS compete with other commercial banks, savings and loan associations and other businesses which provide services similar to those offered by the Banking Subsidiaries and EPS. The Banking Subsidiaries actively compete in Global and Specialized Banking with local, regional and international banks and non-bank financial organizations, some of which are significantly larger than the Banking Subsidiaries. In providing consumer financial services (Regional Banking and Retail Credit Services), the Banking Subsidiaries' competitors include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In providing Trust and Asset Management services, the Banking Subsidiaries compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banking Subsidiaries also compete with other banks, insurance agents, financial counselors and other fiduciaries for personal trust business.

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

                                   Employees

     As of February 28, 1997, CoreStates and its subsidiaries employed 15,835 persons on a full time basis and 3,505 part-time persons on a full-time equivalent basis. CoreStates provides a variety of employment benefits and considers its relations with its employees to be satisfactory.

                       Selected Statistical Information

     Tables and selected statistical information concerning CoreStates and its subsidiaries as described below and set forth on pages of the CoreStates 1996 Annual Report to Shareholders (and Exhibit 13 page numbers) set forth below are incorporated herein by reference:

                                        Annual Report to      Exhibit 13
                                        Shareholders          Page
                                        Page Reference        Reference
                                        --------------        ---------
Distribution of Assets, Liabilities
and Stockholders' Equity;
Interest Rates and Interest
Differential..........................       60-61, 64        83-86, 89

Investment Portfolio..................       70               95

Loan Portfolio........................       16-21            16-23
                                             65-68            90-93

Summary of Loan Loss Experience.......       19-20            21-22
                                             67-68            92-93

Deposits..............................       60-61            83-86
                                             68               93

Return on Equity and Assets...........       62               87

Short-Term Borrowings.................       47-48            66

RISK ELEMENTS

The following is a description of the risk elements related to foreign outstandings in addition to the risk elements described under the Loan Portfolio references to the Annual Report noted above:

Foreign Outstandings

     While the associated risks are clearly recognized, international lending is a part of the Corporation's wide range of international services. It is the Corporation's intent to remain involved in providing the international financial services needed for the increasingly global competition faced by customers. At December 31, 1996, 1995 and 1994, there were no aggregate foreign outstandings (defined as loans, investments, acceptances and time deposits) to borrowers in a foreign country that exceeded 1% of total assets. Outstandings below 1%, but over .75% of total assets were $389 million in Japan at December 31, 1996. There were no outstandings below 1%, but over .75% at December 31, 1995 and 1994.

INTEREST SENSITIVITY ANALYSIS

     Information illustrating the interest sensitivity of CoreStates' interest earning assets and interest bearing liabilities is contained on page 69 of the Annual Report to Shareholders (Exhibit 13 page 94) and on page 18 of this Form 10-K. The interest sensitivity table on page 18 of this Form 10-K is different from the table contained in the Annual Report because managerial assumptions related to the appropriate investment maturities for non-interest bearing funding sources and the repricing behavior of non-contractual deposit products which are included in the Annual Report have been eliminated from the table on page 18.


Interest Sensitivity Analysis at December 31, 1996                            Rate Maturity Period
(in millions)                                           -------------------------------------------------------------
                                                          1-90     91-181  182-365     1-2        2-5    Greater than
                                                          Days      Days     Days     Years      Years      5 Years       Total
                                                          ----      ----     ----     -----      -----      -------       -----
Earning Assets
--------------
Federal Funds Sold, Resale Agreements and Trading
  Account Securities                                    $   632                                                         $   632
Time Deposits                                             1,400   $  590   $  453                                         2,443
Investment Securities                                       854      368      627   $ 1,065    $    945    $    224       4,083
Interest Rate Swaps                                       1,139      412    1,050     1,384       4,802       1,331      10,118
Asset Financial Futures                                     328      345    1,111        15           0           0       1,799
                                                        -------   ------   ------   -------    --------    --------     -------
    Total Discretionary Assets                            4,353    1,715    3,241     2,464       5,747       1,555      19,075
    Total Loans and Lease Financing (a)                  21,695    1,814    1,892     2,592       3,759       1,025      32,777
                                                        -------   ------   ------   -------    --------    --------     -------

    Total Earning Assets                                 26,048    3,529    5,133     5,056       9,506       2,580      51,852
                                                        -------   ------   ------   -------    --------    --------     -------

Liabilities
-----------
Federal Funds Purchased, Repurchase Agreements and
  Other Short-term Funds Borrowed                         2,628        5        0         0           0           0       2,633
Domestic and Foreign Time Deposits (b)                    2,044       27       78         1          11           2       2,163
Long Term Debt                                            1,427        3        2         4         389       1,224       3,049
Interest Rate Swaps                                       9,023      140       95       227         377         256      10,118
Liability Financial Futures                               1,787       12        0         0           0           0       1,799
                                                        -------   ------   ------   -------    --------    --------     -------
    Total Discretionary Liabilities                      16,909      187      175       232         777       1,482      19,762

Savings Certificates                                      2,491    1,317    2,527     1,136       1,043         228       8,742
Money Market, savings, and NOW accounts                   3,674      881    1,602     2,727       4,393           0      13,277
                                                        -------   ------   ------   -------    --------    --------     -------
    Total Savings Certificates and Indefinite Maturity    6,165    2,198    4,129     3,863       5,436         228      22,019
                                                        -------   ------   ------   -------    --------    --------     -------

    Total Net Funding Sources                            23,074    2,385    4,304     4,095       6,213       1,710      41,781
                                                        -------   ------   ------   -------    --------    --------     -------

    Period Gap                                          $ 2,974   $1,144   $  829   $   961    $  3,293    $    870     $10,071 (c)
                                                        =======   ======   ======   =======    ========    ========     =======
    Cumulative Gap                                      $ 2,974   $4,118   $4,947   $ 5,908    $  9,201    $ 10,071
                                                        =======   ======   ======   =======    ========    ========


Notes to Interest Sensitivity Analysis:
---------------------------------------

a)  Non-performing loans are included in 1-90 days.
b)  Deposit volumes exclude time deposits not at interest.
c) Net non-interest bearing funds is the sum of non-interest bearing liabilities, shareholders' equity minus non-interest earning assets.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name and age of the current executive officers of CoreStates Financial Corp (the "Corporation") and their present and previous positions held by them for at least the past five years.


NAME                         AGE    PRESENT & PREVIOUS POSITIONS
----                         ---    ----------------------------

Terrence A. Larsen           50     Chairman, Chief Executive Officer, (January
                                    1, 1988 to present) and Director (June 1,
                                    1986 to present), President (January 1, 1992 to August 2, 1994, May 6, 1986 to March 5,
                                    1990), Chief Operating Officer (May 6, 1986 to January 1, 1988) of the Corporation;
                                    Chairman and Director (October 1, 1990 to present) and President (January 1, 1992 to
                                    August 2, 1994) of CoreStates Bank;
                                    Chairman, Director (April 1, 1989 to October
                                    1, 1990), Senior Executive Officer (1987 to
                                    1988), and Executive Vice President, (1983 to 1986) of The Philadelphia National Bank
                                    ("PNB"); Director (January 1, 1986 to
                                    December 6, 1996, CoreStates New Jersey
                                    National Bank.

Christopher J. Carey         42     Chief Financial Officer of CoreStates Bank
                                    (February 18, 1997 to present); Corporate
                                    Controller (July 21, 1992 to present) of the Corporation and CoreStates Bank; Senior Vice
                                    President, (November 1, 1991 to present) of the Corporation and CoreStates Bank; Vice
                                    President

                                    (November 12, 1985 to November 1, 1991)
                                    of CoreStates Bank.

Charles L. Coltman III       54     President and Chief Operating Officer
                                    (August 2, 1994 to April 9, 1996), Assistant to the Chairman, Corporate Quality (February
                                    16, 1993 to August 2, 1994), Chief Credit
                                    Policy Officer (September 18, 1990 to
                                    February 1993), Executive Vice President and
                                    Credit Policy Officer (November 21, 1989 to
                                    September 18, 1990) of the Corporation; Vice
                                    Chairman and Director (May 21, 1996 to
                                    present) and Senior Executive Officer
                                    (August 2, 1994 to April 9, 1996) of
                                    CoreStates Bank; Director (April 22, 1992 to
                                    December 6, 1996) CoreStates New Jersey
                                    National Bank.

Charles P. Connolly          48     Senior Executive Vice President and Chief
                                    Risk Policy Officer (August 2, 1994 to
                                    October 15, 1996), Chief Credit Policy
                                    Officer (February 16, 1993 to August 2,
                                    1994) of the Corporation; Vice Chairman
                                    (October 15, 1996 to present), Senior
                                    Executive Officer (August 2, 1994 to October
                                    15, 1996), Executive Vice President (1987 to
                                    February 1993) of CoreStates Bank.

Rosemarie B. Greco           50     President (June 30, 1996 to present), Chief
                                    Banking Officer (August 2, 1994 to June 30,
                                    1996), Chief Retail Services Officer
                                    (October 1, 1993 to August 2, 1994) of the
                                    Corporation; President, Director and Chief
                                    Executive Officer (August 2, 1994 to
                                    present) of CoreStates Bank; President and Chief Executive Officer of CoreStates First
                                    Pennsylvania Bank Division of CoreStates
                                    Bank (March 1991 to August 2, 1994) and
                                    Director (April 1, 1992 to August 2, 1994).

Carol A. Leisenring          46     Chief Economist and Executive Vice President
                                    (1987 to present), Director, Financial
                                    Services and Planning (June 1, 1996 to
                                    present) of the Corporation and CoreStates
                                    Bank.

Albert W. Mandia             49     Chief Financial Officer (February 18, 1997
                                    to present) and Executive Vice President
                                    (1989 to present) of the Corporation;
                                    President and Chief Operating Officer of
                                    CashFlex (January 2, 1996 to February 18,
                                    1997) a subsidiary of the Corporation;
                                    Executive Vice President (April 1992 to
                                    present) of CoreStates Bank.

Paul W. McGloin              49     Chief Risk Policy Officer (October 15, 1996
                                    to present), Executive Vice President (April
                                    9, 1996 to present) of the Corporation and CoreStates Bank. President, Meridian's
                                    Delaware Valley division (1995 to 1996) and
                                    Executive Vice President, Credit Policy
                                    (1991 to 1995) of Meridian Bank.

Item 2 - Properties

     The principal offices of CoreStates and CoreStates Bank are located in Philadelphia, Pennsylvania in leased space located at Centre Square West (547,600 square feet), 15th and Market Streets, and the Philadelphia National Bank Building (308,358 square feet) located at Broad and Chestnut Streets. In addition, office space is leased for use by CoreStates and CoreStates Bank in the following Philadelphia locations: the Penn Mutual Building (289,800 square feet) at 5th and Walnut Streets, the Curtis Building (111,600 square feet) at 6th and Walnut Streets, the Widener Building (217,400 square feet) adjacent to the PNB Building, and 801 Arch Street Building (57,500 square feet).

     CoreStates Bank owns several major buildings which support operational activities. They are as follows: the CoreStates Plaza Building (464,802 square feet) located at 5th and Market Streets in Philadelphia, Pennsylvania; the Spring Ridge Building (395,000 square feet) located at One Meridian Boulevard in Wyomissing, Pennsylvania; the CoreStates Bank of Delaware Building (275,000 square feet) located at 3 Beaver Valley Road in Wilmington, Delaware; and the CoreStates Building at One Hillendale Drive (33,000 square feet) in Perkasie, Pennsylvania. CoreStates' operational units occupy all the space at each of these buildings.

     CoreStates Bank also owns or leases approximately 20 other regional area headquarters in Pennsylvania, New Jersey and Delaware to support its banking activities. At each of its Regional Headquarters various units support retail banking, commercial lending, trust, and other banking functions.

     As of December 31, 1996, CoreStates Bank had 572 operating retail banking branches located in Pennsylvania, New Jersey and Delaware, of which 284 branches were owned and 288 were leased. Aggregate leased properties in 1996 required approximately $90,982,000 in rental payments net of sublease income. Closed branch locations resulting from merger consolidations are either being sold, or the leases are being terminated.

     On May 13, 1977, CoreStates borrowed $25 million from two institutional lenders at an interest rate of 8 5/8% per annum. The loan is secured by a first lien mortgage on 25 CoreStates Bank owned properties.

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

     No matters were submitted to security holders for vote during the fourth quarter of 1996.

                                    PART II

Item 5 - Market for the Registrant's Common Stock and Related Stockholder
Matters

     CoreStates Common Shares are traded on the New York Stock Exchange under the symbol "CFL". The table below sets forth, for the periods indicated, the high and low prices for CoreStates Common Shares as reported on the New York Stock Exchange, and cash dividends declared per share. On February 28, 1997, there were approximately 63,700 registered holders of Common Stock of CoreStates.


                                                   CORESTATES
                                         -------------------------------
                                                                DIVIDEND
                                         HIGH        LOW        DECLARED
                                         ----        ---        --------
Year ended December 31, 1996:
     First Quarter..................     44          36 1/8      $0.42
     Second Quarter.................     43 1/8      35 3/4       0.42
     Third Quarter..................     44          35 1/2       0.42
     Fourth Quarter.................     55 3/8      42 3/4       0.47

Year ended December 31, 1995:
     First Quarter..................     33          25 5/8       0.34
     Second Quarter.................     36          30 1/2       0.34
     Third Quarter..................     38 7/8      34 1/4       0.34
     Fourth Quarter.................     40 1/8      34 5/8       0.42

     CoreStates currently expects to continue its policy of paying regular cash dividends, although there can be no assurance as to further dividends because they are dependent upon future operating results, capital requirements and financial condition.

     The approval of the Comptroller of the Currency is required for national banks to pay dividends in certain circumstances. See the discussion under Government Supervision and Regulation--Dividends, supra., and the discussion in Footnote 6 "Regulatory and Capital Matters" on page 46 of the CoreStates Annual Report to Shareholders (Exhibit 13 pages 62 and 63), which pages are incorporated herein by reference.

Item 6 - Selected Financial Data

     Pursuant to General Instructions G(2), information required by this
Item is incorporated by reference from pages 62 to 63 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Exhibit 13 pages 87 and 88).

Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operation

     Pursuant to General Instructions G(2), information required by this
Item is incorporated by reference from pages 10 through 33 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Exhibit 13 pages 4 through 42).

Item 8 - Financial Statements and Supplementary Data

     Pursuant to General Instructions G(2), information required by this
Item is incorporated by reference from pages 36 through 70 of the CoreStates Annual Report to Shareholders for the fiscal year ended December 31, 1996 (Exhibit 13 pages 46 through 95).

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                   PART III

Item 10 - Directors and Executive Officers of the Registrant

     Information relating to the principal occupations of the directors of the Corporation, their ages, directorships in other companies, and respective terms of office is contained under the heading "Election of Directors" in the 1997 Proxy Statement and is incorporated herein by reference.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1997 Proxy Statement is incorporated herein by reference.

     Information regarding executive officers of the Corporation is included in Part I of this Form 10-K under the caption "Executive Officers of the Registrant".

Item 11 - Executive Compensation

     The information required by this Item is included in the 1997 Proxy Statement in the Directors' Compensation section on pages 9 to 11; in the Five-Year Shareholder Return Comparison appearing on page 19, and in the compensation sections presented on pages 11 through 18, and is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is included in the 1997 Proxy Statement on pages 2 to 6 under the heading "Election of Directors", and on pages 6 and 7 under the headings "Beneficial Ownership of Common Stock" and "Security Ownership of Certain Beneficial Owners", and is incorporated herein by reference.

Item 13 - Certain Relationships and Related Transactions

     The information required by this Item is included in the 1997 Proxy Statement on page 11 under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                 PART IV

Item 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  1.   Financial Statements:

     The following report of independent auditors of the Corporation and consolidated financial statements, included in the Annual Report to Shareholders, are incorporated herein by reference.



                                       Annual Report          EXHIBIT
                                       to Shareholders        13 Page
                                       Page Reference         Reference
                                       -----------------      ---------
Consolidated Statements of Income
for the years ended December 31,
1996, 1995 and 1994.................          36                  46

Consolidated Balance Sheets as of
December 31, 1996 and 1995..........          37                  47

Consolidated Statements of Changes
in Shareholders' Equity for the
years ended December 31, 1996,
1995 and 1994.......................          38                  48-49

Consolidated Statements of Cash
Flows for the years ended
December 31, 1996, 1995 and 1994....          39                  50-51

Notes to the Consolidated
Financial Statements................          40-59               52-82

Report of Independent Auditors......          35                  45

Selected Quarterly Data.............          55                  77


(a)  2.  Financial Statement Schedules

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b) Current Reports on Form 8-K during the fourth quarter of 1996:

A report dated October 16, l996, which included the Corporation's press release regarding third quarter and year-to-date financial results; and information regarding a common stock repurchase program and dividend increase.

(c) Exhibits

The exhibits listed on the Index to Exhibits on pages __ to __ hereof are incorporated by reference or filed herewith in response to this item.


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


Exhibit No.                                                        Page No.
-----------                                                        --------
3.1           Articles of Incorporation of Registrant as
              amended through April 9,1996.

3.2 By-laws of Registrant as amended through January 21, 1997.

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

4.4           First Supplemental Indenture dated as of
              March 1, 1993 to the Indenture dated as of December 1, 1990 by and between CoreStates
              Capital Corp, CoreStates Financial Corp and
              BankOne, Columbus,N.A. filed as Exhibit 4 to Registrant's Current Report on Form 8-K dated April 20, 1993 and incorporated herein by reference.



Exhibit No.                                                        Page No.
-----------                                                        --------
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

4.10          Specimen of 9 5/8% Subordinated Note due
              February 15, 2001. Filed as Exhibit 4.7 to the Registrant's Current Report on Form 8-K dated January 29, 1991 and incorporated herein by reference.



Exhibit No.                                                        Page No.
-----------                                                        --------
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



Exhibit No.                                                        Page No.
-----------                                                        --------
4.17          Specimen of CoreStates Capital Corp
              Medium-Term Note (Subordinated Floating
              Rate).  Filed as Exhibit 4(g) to
              Registrant's Registration Statement on
              Form S-3, No. 33-54049 and incorporated herein
              by reference.

4.18          Form of Medium Term Note (Senior Fixed
              Rate).  Filed as Exhibit 4 (d)(5) to
              Registrant's Registration Statement on Form
              S-3/A, Nos. 333-2297 and 33-54049 and
              incorporated herein by reference.

4.19          Form of Medium Term Note (Senior Floating
              Rate).  Filed as Exhibit 4(e)(5) to
              Registrant's Registration Statement on Form
              S-3/A, Nos. 333-2297 and 33-54049 and
              incorporated herein by reference.

4.20          Form of Medium Term Note (Subordinated Fixed
              Rate).  Filed as Exhibit 4(f)(5) to
              Registrant's Registration Statement on Form
              S-3/A, Nos. 333-2297 and 33-54049 and
              incorporated herein by reference.

4.21          Form of Medium Term Note (Subordinated
              Floating Rate).  Filed as Exhibit 4(g)(5) to
              Registrant's Registration Statement on Form
              S-3/A, Nos. 333-2297 and 33-54049 and
              incorporated herein by reference.

4.22          Form of Warrant.  Filed as Exhibit 4(h) to
              Registrant's Registration Statement on Form
              S-3/A, Nos. 333-2297 and 33-54049 and
              incorporated herein by reference.

4.23          Form of Warrant Agreement.  Filed as Exhibit
              4(i) to Registrant's Registration Statement on Form S-3/A, Nos. 333-2297 and 33-54049
              and incorporated herein by reference.


Exhibit No.                                                        Page No.
-----------                                                        --------
4.24          Form of Certificate of Designation of
              $__________ Preferred Stock.  Filed as
              Exhibit 4(j) to Registrant's Registration
              Statement on Form S-3/A, Nos. 333-2297
              and 33-54049 and incorporated herein by
              reference.

4.25 Form of $___________ Preferred Stock filed as Exhibit 4(k) to Registrant's Registration
              Statement on Form S-3/A, Nos. 333-2297 and
              33-54049 and incorporated herein by reference.

4.26 Form of Common Stock. Filed as Exhibit 4(1) to Registrant's Registration Statement on
              Form S-3/A, Nos. 333-2297 and 33-54049 and
              incorporated herein by reference.

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


Exhibit No.                                                        Page No.
-----------                                                        --------
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

10.6 Agreement between New Jersey National Bank and Textron Financial - New Jersey, Inc. for the sale and leaseback of the Corporate and operations centers and four branches. Filed as. Exhibit 10(i), File No. 0-6002 to the
              New Jersey National Corporation Annual
              Report on Form 10-K for the fiscal year
              ended December 31, 1985 and incorporated herein by reference.

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


Exhibit No.                                                        Page No.
-----------                                                        --------
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



Exhibit No.                                                        Page No.
-----------                                                        --------
10.14         *  Independence Bancorp, Inc. Supplemental
              Executive Retirement Plan filed as Exhibit 10.19
              to Registrant's Annual Report on Form 10-K for
              the fiscal year ended December 31, 1994 and
              incorporated herein by reference.

10.15 Distribution Agreement dated September 16, 1994 among CoreStates Financial Corp, CoreStates
              Capital Corp and Merrill Lynch & Co., Goldman,
              Sachs & Co., Lehman Brothers Inc., J.P. Morgan
              Securities Inc., CoreStates First Boston
              Corporation and Smith Barney Inc.  Filed as
              Exhibit 1(b) to the Registrant's Registration
              Statement on Form S-3, No. 33-54049 and
              incorporated herein by reference.

10.16 Underwriting Agreement dated September 16, 1994 among CoreStates Financial Corp, CoreStates
              Capital Corp and Lehman Brothers Inc., Goldman,
              Sachs & Co., Merrill Lynch & Co., J.P. Morgan
              Securities Inc., CORESTATES First Boston
              Corporation and Smith Barney Inc.  Filed as
              Exhibit 1(a) to the Registrant's Registration
              Statement on Form S-3, No. 33-54049 and
              incorporated herein by reference.

10.17         *  Agreement with Samuel A. McCullough dated
              April 18, 1996. Filed as Exhibit 10.1 to
              Registrant's June 30, 1996 10-Q and incorporated herein by reference.

10.18         *  Amendment to Termination Agreement dated
              July 1, 1986.  Filed as Exhibit 10.2 to
              Registrant's June 30, 1996 10-Q and incorporated herein by reference.

10.19         *  Form of Termination Agreement for Samuel A.
              McCullough dated July 1, 1986.  Filed as Exhibit
              10.3 to Registrant's June 30, 1996 10-Q and incorporated herein by reference.


Exhibit No.                                                        Page No.
-----------                                                        --------
10.20         *  Form of Termination Agreement for Executive
              Officers.  Filed as Exhibit 10.4(A) to
              Registrant's June 30, 1996 10-Q and incorporated
              herein by reference.

10.21         *  Schedule of named Executive Officers and
              Executive Officers who are parties to a
              Termination Agreement.

11            CoreStates Financial Corp Statement re
              Computation of Per Share Earnings.

12.1          CoreStates Financial Corp and Subsidiaries
              Computation of Ratio of Earnings from
              Continuing Operations to Fixed Charges of
              Continuing Operations.

12.2          CoreStates Financial Corp Computation of
              Ratio of Earnings from Continuing Operations to Fixed Charges Combined CoreStates (Parent
              Only) and CoreStates Capital.

13 Financial section and inside cover of Registrant's Annual Report to Shareholders for fiscal year ended 12/31/96, as listed on page
              3 of Exhibit 13. Only those portions of the Annual Report specifically incorporated herein shall be deemed to be "filed" as part of this 10-K.

13a           Graphics Appendix List to Exhibit 13.

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

                         Independent Auditors' Report

The Board of Directors
Meridian Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Meridian Bancorp, Inc. and subsidiaries as December 31, 1995 and 1994, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the two year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the accounts and discloures in the financial statements. An audit also includes asserting the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bancorp, Inc. and subsidiaries as of December 31, 1995 and 1994 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As described in Notes 1 and 8, respectively, to the consolidated financial statements, the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities and Statement of Financial Accounting Standards No. 112, Employers' Accounting for Postemployment Benefits, in 1994.


Philadelphia, Pa.
January 17, 1996,
Except as to note 2, which is as of February 23, 1996


                                                 /s/ KPMG Peat Marwick LLP

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors and Stockholders
United Counties Bancorporation:


We have audited the accompanying consolidated balance sheets of United Counties Bancorporation and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flow for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Bancorporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Counties Bancorporation and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flow for each of the years in the two-year period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in notes 1 and 3 to the consolidated financial statements, the Bancorporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in 1994.



                                              /s/ KPMG Peat Marwick LLP


Short Hills, New Jersey
January 16, 1996, except for note 20,
  which is as of February 23, 1996

                                     SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           CoreStates Financial Corp


Date: March 21, 1997       By: /s/ Terrence A. Larsen
                              -----------------------
                           Terrence A. Larsen
                           Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                    Title                       Date
----------                    -----                       ----

/s/ Terrence A. Larsen        Director, Chairman of the   March 21, 1997
------------------------
Terrence A. Larsen            Board and Chief Executive
                              Officer

/s/ Christopher J. Carey      Controller (Principal       March 21, 1997
------------------------      Accounting Officer)
Christopher J. Carey

/s/ Robert W. Cardy           Director                    March 21, 1997
------------------------
Robert W. Cardy

/s/ Carlton E. Hughes         Director                    March 21, 1997
------------------------
Carlton E. Hughes

/s/ Ernest E. Jones           Director                    March 21, 1997
------------------------
Ernest E. Jones

/s/ Herbert Lotman            Director                    March 21, 1997
------------------------
Herbert Lotman

                                  SIGNATURES
                                  (Continued)

Signatures                    Title                       Date
----------                    -----                       ----

/s/ George V. Lynett          Director                    March 21, 1997
------------------------
George V. Lynett

                              Director                    March __, 1997
------------------------
Marlin Miller, Jr.

/s/ Samuel A. McCullough      Director                    March 21, 1997
------------------------
Samuel A. McCullough

/s/ Patricia McFate           Director                    March 21, 1997
------------------------
Patricia McFate

/s/ James M. Seabrook, Sr.    Director                    March 21, 1997
------------------------
James M. Seabrook, Sr.

/s/ Raymond W. Smith          Director                    March 21, 1997
------------------------
Raymond W. Smith

/s/ George Strawbridge, Jr.   Director                    March 21, 1997
------------------------
George Strawbridge, Jr.

/s/ Peter S. Strawbridge      Director                    March 21, 1997
------------------------
Peter S. Strawbridge

/s/ Judith M. von Seldeneck   Director                    March 21, 1997
------------------------
Judith M. von Seldeneck

/s/ Albert W. Mandia          Chief Financial Officer     March 21, 1997
------------------------
Albert W. Mandia              (Principal Financial
                              Officer)

                                 EXHIBIT INDEX
                                 -------------


3.1       Articles Incorporation of Registrant as amended through April 9,
          1996.

3.2       By-Laws of Registrant as amended through January 21, 1997.

10.21     Schedule of Named Executive Officers and Executive Officers who are
          Parties to a Termination Agreement.

11        CoreStates Financial Corp Statement regarding Computation of Per
          Share Earnings.

12.1      CoreStates Financial Corp and Subsidiaries Computation of Ratio of
          Earnings from Continuing Operations to Fixed Charges of Continuing
          Operations.

12.2      CoreStates Financial Corp Computation of Ratio of Earnings from
          Continuing Operations to Fixed Charges Combined CoreStates (Parent
          Only) and CoreStates Capital.

13 Financial section and inside cover of Registrant's Annual Report to Shareholders for fiscal year ended 12/31/96, as listed on page 3 of
          Exhibit 13.

21        List of Subsidiaries.

23.1      Consent of Ernst & Young LLP

23.2      Consent of KPMG Peat Marwick LLP

27        Financial Data Schedule

99.1      Undertaking - Form S-8 Registration Statement

                                      43