Form 10-Q
period 1997-03-31
CORESTATES FINANCIAL CORP
filed 1997-05-15
CIK 69952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended March 31, 1997              Commission file number 0-6879

                           CORESTATES FINANCIAL CORP
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                23-1899716
----------------------------------------         -------------------------
(State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                               19101
----------------------------------------         -------------------------
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

                               Yes  X.         No       .
                                  -----           ------

Number of Shares of Common Stock Outstanding at May 5, 1997: 208,474,605

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX

PART I.          FINANCIAL INFORMATION

                                                                                                                      Page
                                                                                                                      ----
   Item 1 -    FINANCIAL INFORMATION
               Consolidated Balance Sheets as of  March 31, 1997 and
               December 31, 1996.........................................................................                3

               Consolidated Statements of Income for the Three
               Months Ended March 31, 1997 and 1996......................................................                4

               Consolidated Statements of Changes in Shareholders'
               Equity for the Three Months Ended March 31, 1997 and 1996.................................                5

               Consolidated Statements of Cash Flows for the
               Three Months Ended March 31, 1997 and 1996................................................                6

               Notes to the Consolidated Financial Statements............................................               7-8

   Item 2 -    Management's Discussion and Analysis of Financial
               Condition and Results of Operations.......................................................              9-31

   PART II. OTHER INFORMATION

   Item 6 -    Exhibits and Reports on Form 8-K..........................................................               32

   SIGNATURE.............................................................................................               33

   EXHIBITS  10(a), 10(b), 11, 12.1, 12.2, 27

PART I.  FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
                                                                                               March 31,             December 31,
                                                                                                 1997                   1996
                                                                                             ------------          --------------
                                                                                              (Unaudited)              (Note)
ASSETS
------
Cash and due from banks...............................................................       $   2,664,641         $    3,462,287
Time deposits, principally Eurodollars................................................           2,236,950              2,443,154
Federal funds sold and securities purchased under
     agreements to resell.............................................................             550,098                509,694
Trading account assets................................................................             201,324                122,317
Investments available-for-sale, at fair value.........................................           2,219,564              2,394,166
Investments held-to-maturity (fair value:
     1997 - $1,615,926; 1996 - $1,692,243)............................................           1,616,147              1,689,058
Loans, net of unearned discounts of $202,639 in 1997
     and $204,521 in 1996 ............................................................          33,594,530             32,777,032
     Less:  Allowance for loan losses.................................................            (704,060)              (710,327)
                                                                                             -------------         --------------
                  Net loans...........................................................          32,890,470             32,066,705
                                                                                             -------------         --------------
Due from customers on acceptances.....................................................             719,268                738,077
Premises and equipment................................................................             626,109                625,876
Other assets..........................................................................           1,340,042              1,442,860
                                                                                             -------------         --------------
                  Total assets........................................................       $  45,064,613         $   45,494,194
                                                                                             =============         ==============
LIABILITIES
-----------
Deposits:
     Domestic:
           Non-interest bearing.......................................................       $   8,956,472         $    9,330,445
           Interest bearing...........................................................          22,846,340             22,986,955
     Overseas branches and subsidiaries...............................................           1,267,799              1,409,756
                                                                                             -------------         --------------
                  Total deposits......................................................          33,070,611             33,727,156
                                                                                             -------------         --------------
Funds borrowed........................................................................           2,848,999              2,633,157
Bank acceptances outstanding..........................................................             717,853                727,728
Other liabilities.....................................................................           1,477,506              1,661,162
Long-term debt........................................................................           3,506,971              3,049,297
                                                                                             -------------         --------------
                  Total liabilities...................................................          41,621,940             41,798,500
                                                                                             -------------         --------------

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock: authorized 10.0 million shares; no
     shares issued....................................................................                   -                      -
Common stock:  $1 par value; authorized 350.0 million
     shares; issued 223.599 million shares in 1997 and
     1996 (including treasury shares of 14.789 million in
     1997 and 8.900 million in 1996, and unallocated shares
     held by the Employee Stock Ownership Plan ("ESOP") of
     2.243 million in 1997 and 2.267 million in 1996).................................             223,599                223,599
Other common shareholders' equity, net................................................           3,219,074              3,472,095
                                                                                             -------------         --------------
                  Total shareholders' equity..........................................           3,442,673              3,695,694
                                                                                             -------------         --------------
                  Total liabilities and shareholders' equity..........................       $  45,064,613         $   45,494,194
                                                                                             =============         ==============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                       ---------------------------
                                                                                         1997              1996
                                                                                       ---------         ---------
INTEREST INCOME
---------------
Interest and fees on loans:
      Taxable income .........................................................         $ 715,676         $ 703,305
      Tax exempt income ......................................................             5,405             7,078
Interest on investment securities:
      Taxable income .........................................................            52,825            72,097
      Tax exempt income ......................................................             4,229             6,143
Interest on time deposits in banks ...........................................            34,562            25,243
Interest on Federal funds sold, securities purchased under
    agreements to resell and other ...........................................             4,632             9,852
                                                                                       ---------         ---------
                  Total interest income ......................................           817,329           823,718
                                                                                       ---------         ---------
INTEREST EXPENSE
----------------
Interest on deposits .........................................................           203,879           214,458
Interest on short-term funds borrowed ........................................            32,964            39,757
Interest on long-term debt ...................................................            54,382            38,849
                                                                                       ---------         ---------
                  Total interest expense .....................................           291,225           293,064
                                                                                       ---------         ---------
                  NET INTEREST INCOME ........................................           526,104           530,654
Provision for losses on loans ................................................            43,000            38,767
                                                                                       ---------         ---------
                  NET INTEREST INCOME AFTER PROVISION
                              FOR LOSSES ON LOANS ............................           483,104           491,887
                                                                                       ---------         ---------
NON-INTEREST INCOME
-------------------
Service charges on deposit accounts ..........................................            56,467            57,150
Trust income .................................................................            44,315            41,174
Fees for international services ..............................................            26,160            22,903
Debit and credit card fees ...................................................            21,670            20,493
Third party processing .......................................................            20,059            13,832
Income from investment in EPS, Inc. ..........................................             7,299             7,388
Income from trading activities ...............................................             5,908             6,662
Securities gains .............................................................             4,819             6,948
Other operating income .......................................................            28,314            32,890
                                                                                       ---------         ---------
                  Total non-interest income ..................................           215,011           209,440
                                                                                       ---------         ---------
NON-FINANCIAL EXPENSES
----------------------
Salaries, wages and benefits .................................................           203,589           208,239
Net occupancy ................................................................            37,238            42,784
Equipment expenses ...........................................................            31,249            30,024
Restructuring and merger-related charges .....................................              --              14,126
Other operating expenses .....................................................           119,828           121,009
                                                                                       ---------         ---------
                  Total non-financial expenses ...............................           391,904           416,182
                                                                                       ---------         ---------
INCOME BEFORE INCOME TAXES ...................................................           306,211           285,145
--------------------------
Provision for income taxes ...................................................           108,098           108,001
                                                                                       ---------         ---------
NET INCOME ...................................................................         $ 198,113         $ 177,144
----------                                                                             =========         =========
Average common shares outstanding ............................................           211,276           219,512
                                                                                         =======           =======
PER COMMON SHARE DATA
---------------------
Net income ...................................................................             $0.94             $0.81
                                                                                           =====             =====
Cash dividends declared ......................................................             $0.47             $0.42
                                                                                           =====             =====

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)

                                                                       Common         Capital         Retained
                                                                        stock         surplus         earnings
                                                                       --------      ----------      ----------
Three Months Ended March 31, 1996
---------------------------------
Balances at beginning of year.................................         $230,231      $1,225,167      $2,724,298
Net income....................................................                                          177,144
Net change in unrealized gain on investments
   available-for-sale, net of tax.............................                                           (9,927)
Treasury shares acquired (208 shares).........................
Repurchase and retirement of  common stock (1,324 shares).....           (1,324)        (43,157)        (12,824)
Common stock issued under employee benefit plans
   (395 new shares; 1,346 treasury shares)....................              395           2,455           8,380
Common stock issued under dividend reinvestment
   plan (125 treasury shares).................................                              125
ESOP shares committed for release (31 shares).................                              533
Foreign currency translation adjustments......................                                              (25)
Common dividends declared.....................................                                          (86,372)
                                                                       --------      ----------       ---------
Balances at end of period.....................................         $229,302      $1,185,123      $2,800,674
                                                                       ========      ==========      ==========

Three Months Ended March 31, 1997
---------------------------------
Balances at beginning of year.................................         $223,599      $1,234,522      $2,729,310
Net income....................................................                                          198,113
Net change in unrealized gain on investments
   available-for-sale, net of tax.............................                                           (8,672)
Treasury shares acquired (6,713 shares).......................
Common stock issued under employee benefit plans
   (673 treasury shares)......................................                            5,384         (19,711)
Common stock issued under dividend reinvestment plan
   (151 treasury shares)......................................                              307
ESOP shares committed for release (24 shares).................                              656
Foreign currency translation adjustments......................                                             (853)
Common dividends declared.....................................                                         (100,943)
                                                                       --------      ----------      -----------
Balances at end of period....................................          $223,599      $1,240,869      $ 2,797,244
                                                                       ========      ==========      ===========

                                                                                       Unallocated
                                                                       Treasury           ESOP
                                                                         stock           shares           Total
                                                                       ---------      ------------      ----------
Three Months Ended March 31, 1996
---------------------------------
Balances at beginning of year.................................         $(250,465)        $(53,666)      $3,875,565
Net income....................................................                                             177,144
Net change in unrealized gain on investments
   available-for-sale, net of tax.............................                                              (9,927)
Treasury shares acquired (208 shares).........................            (8,529)                           (8,529)
Repurchase and retirement of  common stock (1,324 shares).....                                             (57,305)
Common stock issued under employee benefit plans
   (395 new shares; 1,346 treasury shares)....................            18,914                            30,144
Common stock issued under dividend reinvestment
   plan (125 treasury shares).................................             3,991                             4,116
ESOP shares committed for release (31 shares).................                                706            1,239
Foreign currency translation adjustments......................                                                 (25)
Common dividends declared.....................................                                             (86,372)
                                                                       ---------         --------       ----------
Balances at end of period.....................................         $(236,089)        $(52,960)      $3,926,050
                                                                       =========         ========       ==========
Three Months Ended March 31, 1997
---------------------------------
Balances at beginning of year.................................         $(437,580)        $(54,157)      $3,695,694
Net income....................................................                                             198,113
Net change in unrealized gain on investments
   available-for-sale, net of tax.............................                                              (8,672)
Treasury shares acquired (6,713 shares........................          (373,796)                         (373,796)
Common stock issued under employee benefit plans
   (673 treasury shares)......................................            38,538                            24,211
Common stock issued under dividend reinvestment plan
   (151 treasury shares)......................................             7,380                             7,687
ESOP shares committed for release (24 shares).................                              576              1,232
Foreign currency translation adjustments......................                                                (853)
Common dividends declared.....................................                                            (100,943)
                                                                       ---------         --------       ----------
Balances at end of period....................................          $(765,458)        $(53,581)     $ 3,442,673
                                                                       =========         ========       ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


(in thousands)                                                                                      Three Months Ended
                                                                                                         March 31,
                                                                                               -------------------------------
Operating Activities                                                                               1997              1996
--------------------                                                                           ------------       ------------
Net income..............................................................................       $    198,113       $    177,144
Adjustments to reconcile net income to net cash
provided by operating activities:
     Restructuring and merger-related charges...........................................                  -             14,126
     Provision for losses on loans......................................................             43,000             38,767
     Provision for losses and writedowns on OREO........................................                125              1,501
     Depreciation and amortization......................................................             26,509             34,271
     Deferred income tax expense........................................................              4,842              1,699
     Securities gains...................................................................             (4,819)            (6,948)
     (Increase) decrease in trading account assets......................................            (79,007)            71,913
     Decrease in due to factored clients................................................             (1,024)            (5,715)
     (Increase) decrease in interest receivable.........................................            (12,309)            26,034
     Increase (decrease) in interest payable............................................             12,521            (21,278)
     Other, net.........................................................................            (73,296)           137,663
                                                                                               ------------       ------------
         Net Cash Provided by Operating Activities......................................            114,655            469,177
                                                                                               ------------       ------------
Investing Activities
--------------------
Net increase in loans...................................................................           (784,583)          (439,822)
Proceeds from sales of loans............................................................            161,218             61,070
Loans originated or acquired - non-bank subsidiaries....................................         (9,019,900)        (8,730,417)
Principal collected on loans - non-bank subsidiaries....................................          8,776,735          8,678,829
Net decrease in time deposits, principally Eurodollars..................................            206,204            150,001
Purchases of investments held-to-maturity...............................................           (183,649)          (149,372)
Purchases of investments available-for-sale.............................................           (125,714)          (255,415)
Proceeds from maturities of investments held-to-maturity................................            255,104            331,808
Proceeds from maturities of investments available-for-sale..............................            263,497            300,335
Proceeds from sales of investments available-for-sale...................................             25,860            262,521
Net (increase) decrease in Federal funds sold and securities purchased under
     agreements to resell...............................................................            (40,404)           545,527
Purchases of premises and equipment.....................................................            (23,147)           (36,103)
Proceeds from sales and paydowns on OREO................................................              2,419              5,658
Other, net..............................................................................              5,072             15,405
                                                                                               ------------       ------------
     Net Cash Provided by (Used in) Investing Activities................................           (481,288)           740,025
                                                                                               ------------       ------------
Financing Activities
--------------------
Net decrease in deposits................................................................           (656,598)        (1,412,198)
Proceeds from issuance of long-term debt................................................            475,650            283,068
Retirement of long-term debt............................................................            (17,632)           (31,851)
Net increase (decrease) in short-term funds borrowed....................................            215,842           (656,979)
Cash dividends paid.....................................................................           (100,993)           (86,116)
Purchases of treasury stock.............................................................           (373,796)            (8,529)
Repurchase and retirement of common stock...............................................                  -            (57,305)
Common stock issued under employee benefit plans........................................             18,827             13,529
Other, net..............................................................................              7,687              4,116
                                                                                               ------------       ------------
     Net Cash Used In Financing Activities..............................................           (431,013)        (1,952,265)
                                                                                               ------------       ------------
     Decrease In Cash And Due From Banks................................................           (797,646)          (743,063)
     ------------------------------------
     Cash and due from banks at January 1,..............................................          3,462,287          3,662,143
                                                                                               ------------       ------------
     Cash and due from banks at March 31,...............................................       $  2,664,641       $  2,919,080
                                                                                               ============       ============
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the period for:
     Interest...........................................................................       $    278,704       $    314,342
                                                                                               ============       ============
     Income taxes.......................................................................       $      4,033       $     14,229
                                                                                               ============       ============
Net cash received on interest rate swaps................................................       $     14,986       $     11,830
                                                                                               ============       ============

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
March 31, 1997

NOTE A -- BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


NOTE B -- CHANGE IN ACCOUNTING PRINCIPLES

        Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("FAS 128") was issued in February 1997. FAS 128, which must be adopted on December 31, 1997, requires entities to change the method currently used to compute earnings per share and to restate earnings per share for all prior periods presented. Under FAS 128, primary earnings per share will exclude the dilutive effect of stock options and fully diluted earnings per share must include the dilutive effect of stock options even if the dilutive effect is immaterial. The impact of FAS 128 on the calculation of primary earnings per share and fully diluted earnings per share is not expected to be material.


NOTE C -- LOAN PORTFOLIO

        Loans, net of unearned discounts, consist of the following (in thousands):


                                                                           March 31,           December 31,
Domestic:                                                                    1997                 1996
                                                                          -----------         -----------
      Commercial, industrial and other.......................             $14,724,429         $13,906,646
      Real estate:
           Construction and development......................                 583,846             554,924
           Residential.......................................               4,339,975           4,226,980
           Other.............................................               4,421,935           4,541,697
                                                                          -----------         -----------
                 Total real estate...........................               9,345,756           9,323,601
                                                                          -----------         -----------
      Consumer:
           Installment.......................................               3,161,803           3,319,970
           Credit card.......................................               1,676,496           1,674,921
                                                                          -----------         -----------
                 Total consumer..............................               4,838,299           4,994,891
                                                                          -----------         -----------
      Financial institutions.................................               1,096,485           1,153,715
      Factoring receivables..................................                 482,181             411,280
      Lease financing........................................               1,199,190           1,232,213
                                                                          -----------         -----------
                 Total domestic..............................              31,686,340          31,022,346
                                                                          -----------         -----------
Foreign......................................................               1,908,190           1,754,686
                                                                          -----------         -----------
                 Total loans.................................             $33,594,530         $32,777,032
                                                                          ===========         ===========

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued March 31, 1997

NOTE D -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

     In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. These include various financial instruments with off-balance sheet risk used in connection with CoreStates' asset and liability management and to provide for the needs of customers. These involve varying degrees of credit, interest rate and liquidity risk, but do not represent unusual risks for the Corporation and management does not anticipate any significant losses as a result of these transactions. See tables and discussion under "Interest Rate Risk Management" beginning on page 23 for more details on off-balance sheet instruments and derivative activities.

     The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments (in thousands):

                                                                       March 31,         December 31,
                                                                         1997               1996
                                                                     -----------        ------------
Standby letters of credit, net of participations............         $ 1,665,592        $ 1,630,621
Commercial letters of credit................................           1,295,459          1,262,593
Commitments to extend credit................................          15,570,067         15,396,553
Unused commitments under credit card lines..................           4,350,003          4,173,013
When-issued securities:
      Commitments to purchase...............................             166,023              1,770
      Commitments to sell...................................             139,969             75,120
Whole mortgage loans and securities:
      Commitments to purchase...............................              17,280             17,280
      Commitments to sell...................................               7,139              7,965
Loans sold with recourse and loan servicing
      acquired with recourse................................             347,824            361,410
Interest rate futures contracts:
      Commitments to purchase...............................           4,808,100          4,489,800
Commitments to purchase foreign and U. S. currencies........           2,118,515          1,766,122
Interest rate swaps, notional principal amounts.............           9,742,847          9,850,708
Interest rate caps and floors:
      Written...............................................           1,168,154            908,799
      Purchased.............................................           2,309,497          2,039,331
Tender option bonds.........................................             132,321            148,711
Treasury float contracts....................................             263,663            270,358
Other derivatives...........................................             588,230            597,261


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

     Earnings Review - In the first quarter of 1997, CoreStates Financial Corp
     ---------------
("CoreStates") recorded net income of $198.1 million or $0.94, per share, compared to $177.1 million or $0.81 per share in the first quarter of 1996. First quarter net income represents an 8.0% increase on a per share basis when compared to first quarter of 1996 "operating earnings" of $0.87 per share. The year-to-year growth in earnings per share primarily resulted from the impact of the common stock repurchase program announced in October 1996 (see "Capital Management" on page 22) and from expense reductions. "Operating earnings" for the first quarter of 1996 have been defined for purposes of the earnings review discussion as net income excluding net restructuring and merger-related charges which are discussed on page 10.

     Net income, operating earnings, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                                            Three Months Ended
                                                                 March 31,            Percentage
                                                         ----------------------        Increase
                                                          1997           1996         (Decrease)
                                                         ------         ------        ----------
Net interest income (taxable equivalent basis)..        $ 531.3        $ 537.8          (1.2)%
                                                        =======        =======
Net income .....................................        $ 198.1        $ 177.1          11.9
   Exclude after-tax net restructuring and
   merger-related charges ......................              -           13.8
                                                        -------        -------
Operating earnings .............................        $ 198.1        $ 190.9           3.8
                                                        =======        =======
Operating earnings per share ...................          $0.94        $  0.87           8.0
                                                        =======        =======

Return on average equity .......................          21.89%         19.54%(a)
Return on average assets .......................           1.82           1.75 (a)
Net interest margin ............................           5.47           5.51

Average common shares outstanding ..............         211.276        219.512

---------------------
(a) Calculated based on "Operating earnings."


     The $7.2 million improvement over first quarter of 1996 operating earnings was primarily due to a $10.2 million, or 2.5%, decrease in non-financial expenses excluding the 1996 net restructuring and merger-related charges. Also contributing to the improvement in the first quarter operating earnings was a $5.6 million, or 2.7% increase in non-interest income. The $10.2 million decline in non-financial expenses primarily reflects the impact of merger efficiencies. The $5.6 million increase in non-interest income was mainly due to growth in revenue from trust activities and international services. Third party processing fees also contributed to the growth in non-interest income, primarily due to the addition of five check processing centers in the fourth quarter of 1996. Partially offsetting the improvement due to lower non-financial expenses and higher non-interest income was a $6.5 million, or 1.2%, decline in net interest income. The decline in net interest income was primarily the result of the common stock repurchase program, a decline in average deposits and one less day in the quarter. The net interest margin at 5.47% remained strong.

     Key performance measures, based on operating earnings, continued to improve on already strong ratios. Returns on average equity and assets were 21.89% and 1.82%, respectively, in the first quarter of 1997, compared to 19.54% and 1.75% respectively, in the first quarter of 1996. The return on average equity was positively affected by the common stock repurchase program.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

     Restructuring and Merger-Related Charges - On February 23, 1996, CoreStates
     ----------------------------------------
acquired United Counties Bancorporation, a $1.6 billion asset New Jersey bank holding company, in a transaction accounted for as a pooling of interests. In the first quarter of 1996, CoreStates recorded pre-tax net restructuring and merger-related charges of $14.1 million, $13.8 million or $0.06 per share after tax, primarily in connection with that transaction. The first quarter of 1996 restructuring and merger-related charges were net of pre-tax credits of $2.5 million related to gains on the curtailment of pension benefits and sales of branches resulting from prior process redesigns.

     The following table summarizes the activity in the restructuring accrual for the three months ended March 31, 1997 (in millions):

                                                      First
                                                     Quarter
                                                      1997
                                                    --------

Balance at beginning of period................      $  108
Provision charged against income..............           -
Cash outflow(a)...............................         (19)
Writedowns of assets..........................          (8)
                                                    -------
Balance at end of period......................      $   81
                                                    =======

---------------------
(a) CoreStates' liquidity has not been significantly affected by these cashflows.








Cautionary Statement

     Certain statements contained herein are not based on historical fact and are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements which are based on various assumptions (some of which are beyond CoreStates' control), may be identified by reference to a future period, or periods, or by the use of forward-looking terminology such as "may", "will", "believe", "expect", "estimate","anticipate", "continue", or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements. Factors that could cause actual results to differ materially from those in the forward-looking statements include, but are not limited to: the global, national and regional economies where CoreStates conducts operations; economic growth; governmental monetary policy including interest rate policies of the Federal Reserve Board; sources and costs of funds; levels of interest rates; inflation rates; market capital spending; technological change; the state of securities and capital markets; acquisitions; consumer spending and savings; expense levels; and tax, securities, and banking laws and prospective legislation.

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

     CoreStates' five core businesses are: Global and Specialized Banking; Regional Banking; Retail Credit Services; Trust and Asset Management; and Third Party Processing. The following table presents the earnings contribution for the three months ended March 31, 1997 and 1996. Each core business is comprised of well-defined business lines with market or product-specific missions.

Three Months Ended March 31,
($ in millions, taxable equivalent basis)

                              Global and Specialized         Regional                Retail              Trust and Asset
                                     Banking                 Banking             Credit Services           Management
                               -------------------     -------------------    -------------------     -------------------
                                 1997        1996        1997       1996       1997        1996         1997       1996
                               -------     -------     -------     -------    -------     -------     -------     -------
Net interest income ..........  $147.8     $ 137.6     $ 278.5     $ 282.4     $ 76.0     $  73.3     $ 12.2     $  13.0
Provision for losses on loans.    10.9         7.3         6.6         7.2       26.7        24.9        0.5         0.5
Non-interest income ..........    59.1        56.1        56.6        56.3       19.8        22.3       44.9        41.4
Non-financial expenses .......    94.5        87.4       184.6       197.4       42.1        46.3       35.1        38.5
                                ------     -------     -------     -------     ------     -------     ------     -------
Income before income taxes ...   101.5        99.0       143.9       134.1       27.0        24.4       21.5        15.4
Income tax expense ...........    38.7        38.7        52.6        48.7        9.7         9.0        7.6         5.5
                                ------     -------     -------     -------     ------     -------     ------     -------
Net income ...................  $ 62.8     $  60.3     $  91.3    $   85.4     $ 17.3     $  15.4     $ 13.9     $   9.9
                                ======     =======     =======     =======     ======     =======     ======     =======

Return on assets .............     1.49%      1.73%       2.88%       2.31%      0.93%       0.77%      4.55%       2.57%
Return on equity .............    24.28      28.77       55.60       44.84      20.10       17.50      61.95       41.48
Average assets ...............  $17,112    $14,015     $12,858     $14,901     $7,531     $ 8,085     $1,240     $ 1,549
Average equity ...............    1,049        843         666         766        349         354         91          96
                                    Third Party
                                     Processing              Corporate Center                 Total
                                 -----------------       ----------------------        -------------------
                                  1997       1996         1997            1996          1997         1996
                                 ------     ------       ------         -------        -------     -------
Net interest income...........   $(1.0)     $ (1.3)      $ 17.8         $ 32.8         $ 531.3     $ 537.8
Provision for losses on loans.       -           -         (1.7)          (1.1)           43.0        38.8
Non-interest income...........    59.1        46.3        (24.5) (a)     (12.9) (a)      215.0       209.5
Non-financial expenses........    54.7        41.7        (19.1) (a)       4.9 (a)(b)    391.9       416.2
                                 -----      ------       ------         ------         -------     -------
Income before income taxes....     3.4         3.3         14.1           16.1           311.4       292.3
Income tax expense............     1.2         1.1          3.5           12.2           113.3       115.2
                                 -----      ------       ------         ------         -------     -------
Net income....................   $ 2.2      $  2.2       $ 10.6         $  3.9         $ 198.1     $ 177.1
                                 =====      ======       ======         ======         =======     =======

Return on assets..............    5.10%       6.23%        0.83%          0.31%           1.82%       1.63%
Return on equity..............   35.69       36.87         2.89           0.85           21.89       18.13
Average assets................    $175        $142       $5,187         $5,112         $44,103     $43,804
Average equity................      25          24        1,490          1,846           3,670       3,929

-------------------
(a) Includes eliminations for intercompany third party processing fees of $27.3 million and $20.6 million in 1997 and 1996, respectively.

(b) Includes net restructuring and merger-related charges of $14.1 million pre-tax, $13.8 million after tax.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

     Corporate overhead, processing and support costs, and the loan loss provision are allocated along with the impact of balance sheet management and hedging activities of CoreStates. A matched maturity transfer pricing system is used to allocate interest income and interest expense. All business lines in the five core businesses, except for the QuestPoint third party processing units, are allocated equity utilizing regulatory risk-based capital guidelines as well as each business line's requirements for fixed assets and other capital investments. Equity at the QuestPoint processing units has been assigned based on estimated amounts necessary on a stand-alone company basis. Intangible assets and associated costs are also allocated to relevant business units. The development of these allocation methodologies is a continuous process at CoreStates and as a result, certain amounts in prior years have been reclassified for comparative purposes.

     The Corporate Center includes the income and expense impact of unallocated equity; unusual or non-recurring items (such as restructuring and merger-related charges) not attributable to the operating activities of the major business areas; emerging business activities not directly related to the five major business areas, eliminations of intercompany business areas transactions; and miscellaneous items.

     Global and Specialized Banking includes the following business lines:
     ------------------------------
Specialized Banking, Secured Lending, Real Estate, Large Corporate Banking, Congress Financial Corporation ("Congress Financial"), International Banking, Investment Banking, and Cash Management. Net income for the first quarter of 1997 was $62.8 million, which was up $2.5 million or 4.1% from the first quarter of 1996. The favorable variance was due to increases in net interest income and non-interest income, partially offset by increases in non-financial expenses and the provision for losses on loans.

     Net interest income for the first quarter of 1997 was $10.2 million or 7.4% above the first quarter of 1996 due to the impacts of increases in average loans, demand deposits, fees on loans, and a decrease in non-performing loans. Loan fees increased $1.9 million or 24.2% above prior year largely due to increases in upfront and prepayment fees. Net interest income increased $5.9 million over prior year, due to the impact of an increase in average loan volume of $2.4 billion or 21.9%, due to growth in Congress Financial, Specialized Lending, International Banking, and the Healthcare and the Retail & Apparel Banking Groups within Large Corporate. Non-performing loans declined $6.2 million or 10.2% from the first quarter of 1996. Deposit balances increased $467 million, or 7.8% due to increases in non-interest bearing demand deposits, overseas time deposits, and money market balances. These deposit increases contributed $1.9 million to the favorable net interest income variance.

     The provision for loan losses increased $3.6 million from the first quarter of 1996 primarily due to increased loan volume.

     Non-interest income increased $3.0 million or 5.3% from the first quarter of 1996 primarily due to increases in international service fees. International service fees increased $2.8 million or 12.0% principally due to increased letter of credit activity in the offshore branches.

     Non-financial expenses increased $7.1 million or 8.1% from the first quarter of 1996 primarily due to increases in costs of outside services hired and processing costs.


     Regional Banking includes Retail Banking and Delivery, Small Business
     ----------------
Lending, Commercial Business Lending and Middle Market Lending. Net income for the first quarter of 1997 was $91.3 million, up $5.9 million, or 6.9% from the first quarter of 1996. The first quarter increase was principally due to declines in operating expenses resulting from merger synergies and branch closings/sales, partially offset by a decline in net interest income primarily resulting from decreases in average deposits and average loan outstandings. Non-interest income was flat quarter to quarter.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

     Net interest income for the first quarter of 1997 decreased $3.9 million, or 1.4% from the first quarter of 1996. The decrease was mainly attributable to the impact of a decline in average deposit volumes of $904 million, or 3.5%, and a decline in average loan outstandings of $615 million, or 5.3%. The deposit decline resulted from the divestiture of eleven branches in the second quarter of 1996 and run-off related to both the Meridian Bancorp, Inc. ("Meridian") merger in 1996 and pricing strategies implemented in 1997. The loan decline mainly resulted from the securitization of $382 million in home equity loans during 1996 and run-off in revolving credit, commercial real estate and personal loans. Commercial real estate loan spreads declined 7 basis points influenced by aggressive competitor pricing. Positive influences in net interest income occurred in deposit spreads which increased 13 basis points from the first quarter of 1996, and consumer and revolving loan spreads which increased 31 basis points and 21 basis points, respectively.

     Non-financial expenses for the first quarter of 1997 declined $12.8 million, or 6.5%, from the first quarter of 1996. The decrease from the first quarter of 1996 was principally due to branch divestitures and operational efficiencies related to the Meridian merger.


     Retail Credit Services includes the following major business lines: Credit
     ----------------------
Card, Dealer Services, Educational Lending, Mortgage Services, Card Linx (CoreStates' merchant credit card processing business) and SynapQuest (CoreStates' consumer and commercial credit card processing company). Net income for Retail Credit Services was $17.3 million for the first quarter of 1997, which was $1.9 million, or 12.3% above 1996. The increase in net income was primarily attributed to loan growth and a reduction in non-financial expenses, partially offset by a higher provision for losses on loans and a reduction in non-interest income.

     Net interest income for the first quarter of 1997 was $2.7 million or 3.7% above 1996. This increase was due to the impact of growth in average indirect auto loans ($225.3 million or 13.5%), credit card loans ($166.7 million or 11.0%), and educational finance loans ($29.2 million or 7.9%). The impact of narrowing interest rate spreads on these products, along with a reduction in the average mortgage loan portfolio due to sales ($827 million), has partially offset the favorable impact of loan growth.

     The provision for loan losses increased $1.8 million or 7.2% over 1996. The increase was primarily due to higher credit card loan charge-offs. Higher credit card charge-offs is an industry-wide trend also being experienced by CoreStates.

     Non-interest income for the first quarter of 1997 decreased by $2.5 million or 11.2% from 1996. This decline was primarily due to a $2.2 million decrease in merchant fee income resulting from the effects of second and third quarter of 1996 customer attrition.

     Non-financial expenses for the first quarter of 1997 decreased by $4.2 million or 9.1% from 1996. The decline in expenses was primarily due to merger-related efficiencies that impacted both personnel and occupancy expenses. Additionally, a reduction in marketing expense contributed to the year-to-year decline. The expense savings were partially offset by volume related expense growth.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

     Trust and Asset Management is organized into four business lines:
     -------------------------------
Personal Trust (including Private Banking), Institutional Trust, Retirement Plan Services, and Investment Management. CoreStates' remaining Corporate Trust Business, previously included in Institutional Trust, was sold in the fourth quarter of 1996. Net income of $13.9 million in the first quarter of 1997 increased $4.0 million, or 40.4%, over the first quarter of 1996. Increased trust fee income and reduced non-financial expenses contributed to the improvement in net income.

     Net interest income declined $0.8 million, or 6.2%, in the first quarter of 1997 compared to the same period in 1996 as a result of from narrowing spreads on commercial loans in Private Banking.

     Non-interest income increased $3.5 million, or 8.5% in the first quarter of 1997 compared to the same period in 1996. Excluding Corporate Trust fees, non-interest income increased $3.9 million, or 9.5% in the first quarter of 1997. This improvement reflects increases in Personal, Institutional and Investment Management fees primarily due to increased asset values.

     Non-financial expenses declined $3.4 million, or 8.8% in the first quarter of 1997 compared to the same period in 1996. Excluding Corporate Trust in 1996, expenses would have decreased $3.1 million or 8.0%. The expense reductions are associated with savings achieved in all business lines related to merger-related efficiencies.

     Third Party Processing consists of the QuestPoint specialty transaction
     ----------------------
processing units, and earnings from CoreStates' investment in Electronic Payment Services, Inc. ("EPS"). The QuestPoint processing units include: QuestPoint Check Services ("Check Services") - a provider of check processing and payment services to CoreStates and other financial institutions; and QuestPoint Remittance Services ("Remittance Services") - a leading supplier of remittance processing services nationwide with processing sites in key markets within the United States and Canada.

     Third Party Processing ("TPP") net income for the first quarter of 1997 was $2.2 million, level with the first quarter of 1996. Prior year first quarter results do not reflect the TPP net income contribution that Meridian would have provided as a TPP customer.

     TPP revenue for the first quarter of 1997 totaled $59.1 million including $27.3 million for the CoreStates intercompany business, $7.3 million for EPS and $24.5 million of external QuestPoint revenue. This compares to first quarter of 1996 revenue of $46.3 million including $20.6 million for the CoreStates intercompany business, $7.4 million of EPS revenue and $18.3 million of external QuestPoint revenue. Total revenue growth for 1997 was $12.8 million or 28%. The CoreStates intercompany business, which contributes 46% of the TPP revenue base, increased $6.7 million or 33%. External QuestPoint business accounts for 41% of the revenue base and increased $6.2 million or 34% for 1997. The investment in EPS contributes the remaining revenue.

     The 1997 revenue growth within the CoreStates intercompany business was a result of the addition of Meridian processing. The acquisition of five check processing centers from The Bisys Group, Inc. ("Bisys") in October 1996 contributed $3.3 million to the external revenue growth with the remaining increase primarily a result of new business within Check Services and Remittance Services. Income from the investment in EPS reflects CoreStates' share in EPS net income, interest income on a 6.45% note and income from amortization of a deferred gain. The decrease from the prior year is primarily due to lower interest income on the note, which is being paid down at the rate of $6.25 million per quarter by EPS. At March 21,1997 the balance of the note was $169 million.

     TPP non-financial expenses for the first quarter of 1997 were $54.7 million an increase of $13.0 million or 31% from the first quarter of 1996. Most of the increase supports the addition of new business such as, the processing of Meridian volume and the acquisition of the Bisys check processing centers by Check Services and overall Remittance Services volume growth.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME
-------------------

     The largest source of CoreStates' operating revenue is net interest income. For analytical purposes, net interest income is adjusted to a "taxable equivalent" basis to recognize the income tax savings on tax exempt assets. Net interest income on a taxable equivalent basis for the first quarter of 1997 was $531.3 million, a decrease of $6.5 million, or 1.2%, from the first quarter of 1996. The net interest margin was 5.47% for the first quarter of 1997, a decrease of 4 basis points compared to the first quarter of 1996. The decrease in net interest income and the net interest margin was primarily the result of the impacts of the interest cost of funding the stock repurchase program announced in October, 1996; a decline in average deposits of $355 million, primarily due to the branch divestiture in the second quarter of 1996; and one less day in the quarter, which resulted in a $3.3 million decrease in net interest income. These decreases were partially offset by the impacts of an increase in average loan volume of $1.4 billion and favorable repricing of deposits. The strength of CoreStates' net interest income and net interest margin stems from the combination of wide spreads on both loans and deposits and a balance sheet which has a relatively high portion of loans and a large base of non-interest bearing funding.

     Compared to the fourth quarter of 1996, taxable equivalent net interest income for the first quarter of 1997 decreased $11.8 million, or 2.2%, principally reflecting the impact of the stock repurchase program; a decrease in loan spreads; and two less days in the quarter, which resulted in a $6.6 million decrease in net interest income. These decreases were partially offset by the impact of an increase in average loan volume of $183 million.

     The following table compares taxable equivalent net interest income for the three months ended March 31, 1997 versus the first quarter of 1996 and the fourth quarter of 1996, respectively (in millions):


Taxable Equivalent Net Interest Income
--------------------------------------
                                                                Three Months Ended                    Increase (decrease)
                                                    -----------------------------------------     --------------------------
                                                      Mar 31,        Mar 31,      Dec 31,         Mar 1997/       Mar 1997/
                                                       1997           1996         1996           Mar 1996        Dec 1996
                                                    --------       --------     --------          --------        ---------
Total interest income........................       $  817.3       $  823.7     $  835.7           $ (6.4)         $ (18.4)
Tax equivalent adjustment....................            5.2            7.2          6.0             (2.0)            (0.8)
                                                    --------       --------     --------          -------          -------
Tax equivalent interest income...............          822.5          830.9        841.7             (8.4)           (19.2)
Total interest expense.......................          291.2          293.1        298.6             (1.9)            (7.4)
                                                    --------       --------     --------          -------          -------
Taxable equivalent net
     interest income.........................       $  531.3       $  537.8     $  543.1           $ (6.5)         $ (11.8)
                                                    ========       ========     ========           =======         =======

Interest rate spread.........................           4.54%          4.59%        4.51%
Net interest margin..........................           5.47%          5.51%        5.46%


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------------------
        The following rate/volume analyses on a taxable equivalent basis illustrate the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):


Rate/Volume Analysis                             Increase (decrease) in interest             Increase (decrease) in interest
--------------------                       -----------------------------------------      --------------------------------------
                                                      Three Months Ended                           Three Months Ended
                                                     March 31, 1997/1996                     March 31, 1997/December 31, 1996
                                           -----------------------------------------      --------------------------------------
                                                              Change attributable to                     Change attributable to
                                            Income/           -----------------------      Income/       ----------------------
                                             expense           Volume          Rate         expense       Volume         Rate
                                            --------          --------        -------      --------      -------        -------
Interest earning assets
-----------------------
Time deposits-Eurodollars...........         $  9.3           $  9.2         $  0.1         $ (2.2)       $ (1.0)       $ (1.2)
Investment securities...............          (22.2)           (23.7)           1.5           (4.4)         (4.0)         (0.4)
Federal funds sold..................           (5.3)            (4.9)          (0.4)          (0.1)          0.6          (0.7)
Trading account securities..........            -               (0.1)           0.1           (0.2)         (0.3)          0.1
Loans:
     -  Domestic....................           (1.5)            17.3          (18.8)         (14.1)         (0.7)        (13.4)
     -  Foreign.....................           11.3             13.3           (2.0)           1.8           2.8          (1.0)
                                             ------           ------         ------         ------        ------        ------
           Total interest income....           (8.4)            11.1          (19.5)         (19.2)         (2.6)        (16.6)
                                             ------           ------         ------         ------        ------        ------

Interest bearing funds
----------------------
Deposits:
     Domestic.......................          (15.3)            (3.3)         (12.0)          (8.4)          1.6         (10.0)
     Overseas.......................            4.7              4.4            0.3            0.3           0.6          (0.3)
Funds borrowed:
     Federal funds purchased........           (5.6)            (5.4)          (0.2)          (5.5)         (5.8)          0.3
     Other..........................           (1.2)            (1.5)           0.3           (3.3)         (1.4)         (1.9)
Long-term debt......................           15.5             14.6            0.9            9.5           9.6          (0.1)
                                             ------           ------         ------         ------        ------        ------
     Total interest expense.........           (1.9)             8.8          (10.7)          (7.4)          4.6         (12.0)
                                             ------           ------         ------         ------        ------        ------

Net interest income.................         $ (6.5)          $  2.3         $ (8.8)        $(11.8)       $ (7.2)       $ (4.6)
-------------------                          ======           ======         ======         ======        ======        ======

-------------------------------
- Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.
-    Non-performing loans are included in interest earning assets.
- The changes in interest expense on domestic deposits attributable to volume and rate are adjusted by specific reserves as average balances are reduced by such reserve amounts for purposes of rate calculations.
- The income effects of off-balance sheet derivatives used for managing interest rate risk are associated with the interest income or expense of the related hedged asset or liability.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------
     The effect of non-performing loans on interest income and net interest income for the three months ended March 31, 1997 and 1996 was as follows (in millions):

                                                                                     Three
                                                                                  Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                               1997         1996
                                                                              ------       ------
Interest income due on non-performing loans in accordance with
      their original terms..............................................      $ 4.8        $  4.9
Interest income on non-performing loans reflected in total
      interest income...................................................        2.7           2.1
                                                                              -----        ------
Net reduction in interest income........................................      $ 2.1        $  2.8
                                                                              =====        ======




PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

     The provision for loan losses for the first quarter of 1997, was $43.0 million, up $4.2 million from the provision recorded in the prior year first quarter, and up $3.0 million over the provision for the fourth quarter of 1996. The increase in the provision over the first and fourth quarters of 1996 was due primarily to increased charge offs in credit card and other consumer loans and to loan growth.

     The following table presents an analysis of changes in the allowance for loan losses for the three-month period ended March 31, 1997 and 1996 (in millions):

                                                                                Three Months Ended
                                                                                     March 31,
                                                                             -----------------------
                                                                              1997            1996
                                                                             -----------------------
Balance at beginning of period.......................................        $ 710.3        $  670.3
Provision charged to expense ........................................           43.0            38.8
Loan charge-offs ....................................................          (70.9)          (64.5)
Recoveries of loans previously charged off ..........................           21.6            21.3
                                                                             -------        --------
     Net loan charge-offs ...........................................          (49.3)          (43.2)
                                                                             -------        --------
Balance at end of period ............................................        $ 704.0        $  665.9
                                                                             =======        ========

Ratios:
Net charge-offs (annualized) as a percentage of average
      total loans ...................................................           0.60%           0.55%
Allowance for loan losses as a percentage of loans at
      end of period .................................................           2.10            2.08
Allowance for loan losses as a percentage of non-
      performing loans ..............................................         300.97          268.86


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES - continued
---------------------------------------

        The following tables reflect the distribution of net loan charge-offs (recoveries) by loan type for the three-month period ended March 31, 1997 and 1996 (in millions):

                                                           Three Months Ended                      Three Months Ended
                                                             March 31, 1997                          March 31, 1996
                                                    ---------------------------------       -----------------------------------
                                                                              % of                                    % of
                                                                   % of       Total                      % of         Total
                                                        Net      Average       Net             Net      Average        Net
                                                      Charge-      Loan      Charge-         Charge-      Loan       Charge-
                                                        offs     Type (a)      offs            offs     Type (a)       offs
                                                     --------   ---------    -------        --------   ---------     -------
Domestic:
   Commercial, industrial and other...........        $  7.6       0.21%      15.4%           $10.3      0.31%         23.8%
   Real estate:
      Construction and development loans......          (0.2)     (0.14)      (0.4)             0.8      0.54           1.9
      Other...................................           4.3       0.19        8.7              5.0      0.20          11.5
   Consumer:
      Credit card.............................          23.4       5.59       47.5             18.9      5.01          43.8
      Installment.............................          13.5       1.73       27.4              5.0      0.68          11.6
   Other (b)..................................           0.7       0.14        1.4              3.2      0.64           7.4
                                                     --------                -----            -----                   -----
      Total domestic..........................          49.3       0.64      100.0             43.2      0.57         100.0
Foreign.......................................             -          -          -                -         -             -
                                                     --------                -----            ------                  -----
      Total net charge-offs...................       $  49.3       0.60      100.0%           $43.2      0.55         100.0%
                                                     ========                =====            =====                   =====

-----------------------------------
(a)   Annualized.
(b)   Includes loans to financial institutions and lease financing.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
------------------------------------------------

      Credit quality indicators remained strong during the first quarter of 1997. Non-performing assets at March 31, 1997 were 0.77% of total loans plus other real estate owned and 0.57% of total assets. Loans which were past due 90 days or more at March 31, 1997 declined from December 31, 1996. While credit quality indicators remained strong, total non-performing assets at March 31, 1997 increased $13.9 million, or 5.4%, from December 31, 1996 primarily due to the placement on non-accrual status of a single commercial loan. Compared to March 31, 1996, non-performing assets decreased $22.2 million or 7.9%.

      The following table summarizes non-performing assets at March 31, 1997 and December 31, 1996 (in millions):


                                                                   March 31,        December 31,
                                                                     1997              1996
                                                                   ---------        ------------
Non-accrual loans............................................       $233.9            $220.8
Renegotiated loans...........................................            -                 -
                                                                    ------            ------
         Total non-performing loans..........................        233.9             220.8
Other real estate owned (OREO)...............................         25.0              24.2
                                                                    ------            ------
         Total non-performing assets.........................       $258.9            $245.0
                                                                    ======            ======

        The following table reflects the distribution of non-performing assets by loan type at March 31, 1997 and December 31, 1996 (in millions):

                                                                              March 31, 1997               December 31, 1996
                                                                        -------------------------       ----------------------
                                                                                             % of                         % of
                                                                           Non-              Loan          Non-           Loan
                                                                        performing           Type       performing        Type
                                                                        ----------           ----       ----------        ----
Domestic:
     Commercial, industrial and other......................              $ 106.9             0.70%       $  92.6          0.65%
                                                                                                         -------
     Real estate:
        Construction and development ......................                  6.5             1.11            5.6          1.00
        Other loans........................................                117.2             1.34          118.5          1.29
        OREO...............................................                 25.0                -           24.2             -
                                                                         -------                         -------
           Total real estate...............................                148.7             1.59          148.3          1.52
                                                                         -------                         -------
     Other domestic loans (a)..............................                  3.3             0.14            4.1          0.17
                                                                         -------                         -------
        Total domestic non-performing assets...............                258.9             0.82          245.0          0.79
                                                                         -------                         -------
Foreign loans..............................................                    -                -              -             -
                                                                         -------                         -------
        Total non-performing assets (b) (c)................              $ 258.9             0.77        $ 245.0          0.75
                                                                         =======                         =======
        % Total assets.....................................                 0.57%                           0.54%
                                                                            ====                            ====

-----------------------------------
(a)   Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, renegotiated loans and other real estate owned. The table does not include loans of $99 million and $113 million at March 31, 1997 and December 31, 1996, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.
(c) At March 31, 1997 and December 31, 1996, there were no non-performing consumer loans. Non-performing residential mortgage loans are included in other real estate loans in the above table.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED  -  continued
------------------------------------------------

      The following table summarizes the components of the change in non-performing assets for the first quarter of 1997 (in millions):

Beginning balance...............................       $   245
Additions.......................................            72
Return to accrual...............................            (2)
Payments........................................           (35)
Charge-offs.....................................           (21)
                                                       -------
      Net change................................            14
                                                       -------
Ending balance..................................       $   259
                                                       =======







NON-INTEREST INCOME
-------------------
(in millions)


                                                                    Three Months Ended               Percentage
                                                                         March 31,               Increase (decrease)
                                                                 --------------------------     --------------------
                                                                   1997              1996
                                                                 --------          --------
Service charges on deposit accounts.........................     $   56.5          $   57.1            (1.1)%
Trust income................................................         44.3              40.5             9.4
Fees for international services.............................         26.1              22.9            14.0
Debit and credit card fees..................................         21.7              20.5             5.9
Third party processing fees (a).............................         20.1              13.8            45.7
Income from investment in EPS, Inc..........................          7.3               7.4            (1.4)
Income from trading activities..............................          5.9               6.6           (10.6)
Investment banking fees.....................................          5.0               6.1           (18.0)
Mortgage banking income.....................................          2.3               3.5           (34.3)
Investment securities gains.................................          4.8               7.0
Corporate trust fees (b)....................................            -               0.7
Other non-interest income...................................         21.0              23.3            (9.9)
                                                                 --------          --------
     Total non-interest income..............................     $  215.0          $  209.4             2.7
                                                                 ========          ========

----------------------------
(a) Includes revenues from QuestPoint lockbox processing and check processing, and Synapquest credit card and merchant processing.
(b) For presentation purposes, fee income on the corporate trust business was presented on a separate line. CoreStates' and Meridian's corporate trust businesses were sold in the fourth quarters of 1995 and 1996, respectively.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-INTEREST INCOME  -  continued
-------------------

        Non-interest income for the first quarter of 1997 increased 2.7% from the first quarter of 1996, primarily reflecting increases of $6.3 million, or 45.7%, in third party processing fees, $3.2 million, or 14.0%, in fees for international services, $3.8 million, or 9.4%, in trust fees and $1.2 million, or 5.9%, in debit and credit card fees. The increase in third party processing fees was primarily due to the acquisition of five check processing centers. Growth in fees for international services resulted from higher transaction volume, including a new branch office opened during the third quarter of 1996. Improvements in trust fees primarily related to increased revenues in Personal and Institutional Trust and Investment Management generated from increased asset values. These increases in non-interest income were partially offset by decreases of $1.2 million, or 34.3%, in mortgage banking income, $1.1 million, or 18.0%, in investment banking fees, and $2.2 million in securities gains.


NON-FINANCIAL EXPENSES
----------------------
(in millions)

                                                                          Three Months Ended               Percentage
                                                                                March 31,              Increase (decrease)
                                                                       ------------------------        -------------------
                                                                         1997             1996
                                                                       -------          -------
Salaries, wages and benefits.........................................  $ 203.6          $ 208.3                (2.3)%
Net occupancy expense................................................     37.2             42.7               (12.9)
Outside services hired...............................................     32.8             35.4                (7.3)
Equipment expense....................................................     31.2             30.0                 4.0
Amortization of intangible assets....................................      9.6             10.1                (5.0)
FDIC premiums........................................................      1.4              1.5                (6.7)
OREO expense (income)................................................      0.1             (0.8)
Other operating expenses.............................................     76.0             74.9                 1.5
                                                                       -------          -------
Non-financial expense before restructuring
      and merger-related charges.....................................    391.9            402.1                (2.5)
Restructuring and merger-related charges.............................        -             14.1 (a)
                                                                       -------          -------
      Total non-financial expenses.................................    $ 391.9          $ 416.2                (5.8)
                                                                       =======          =======

---------------------------------
(a) Reflects charges of $16.6 million related to the first quarter of 1996 acquisition of United Counties Bancorporation, partially offset by credits of $2.5 million related to gains on the curtailment of pension benefits and sales of branches resulting from prior process redesigns.



        Before 1996 restructuring and merger-related charges, total non-financial expenses for the first quarter of 1997 declined $10.2 million, or 2.5% from the first quarter of 1996. This decrease primarily reflected the impact of merger-related synergies.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL MANAGEMENT
------------------

      CoreStates' capital strength provides the resources and flexibility to capitalize on business growth and acquisition opportunities. CoreStates' capital position at March 31, 1997 under risk-based capital guidelines was $3.9 billion or 9.7% of risk-weighted assets, for Tier 1 capital and $5.5 billion, or 13.6%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders' equity and cumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

        On October 21, 1996, the Federal Reserve Board approved the limited use of certain cumulative preferred instruments ("Trust Capital Securities") as Tier 1 capital for consolidated purposes. While these Trust Capital Securities are classified as long-term debt on the Consolidated Balance Sheet, CoreStates intends to utilize these Trust Capital Securities in managing its total capital mix. CoreStates Bank, N.A. issued $300 million of these securities on December 19, 1996 and an additional $450 million was issued in January 1997. This type of security issuance provides CoreStates more flexibility in managing its capital. For bank level risk based capital calculations, Trust Capital Securities qualify as Tier 2 capital.

      Under the Federal Reserve Board's consolidated capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 9.0% at March 31, 1997. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

      Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (see Trust Capital Securities above for an exception). As illustrated in the following table, at March 31, 1997 CoreStates and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                                                            Regulatory Capital Ratios
                                                          -------------------------------
                                                          Tier 1      Total      Leverage
                                                          ------      -----      --------
CoreStates Financial Corp and subsidiaries.....             9.7%       13.6%       9.0%
CoreStates Bank, N.A...........................             7.9        12.4        7.2
CoreStates Bank of Delaware, N.A...............             6.1        10.4        5.5
Regulatory Guidelines:
      Minimum..................................             4.0         8.0        3.0
      Well-capitalized.........................             6.0        10.0        5.0

        On October 15, 1996, the Board of Directors authorized the management of CoreStates to repurchase up to 22 million shares of common stock, or approximately 10% of outstanding shares, through December 31, 1997. Acting under that authorization, 8.8 million shares of CoreStates' common stock were repurchased in 1996 and 6.0 million in 1997. Management is also authorized to repurchase additional shares to fulfill requirements of employee benefit and dividend reinvestment plans.

        CoreStates' dividend on its common stock was $0.47 per share in the first quarter of 1997 and $0.42 per share in the first quarter of 1996. The common dividend payout ratio was 50.0% for the first quarter of 1997, compared to 51.9%, for the first quarter of 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT
-----------------------------

      Interest rate risk refers to potential changes in current and future net interest income resulting from changes in interest rates, product spreads and mismatches in the repricing between interest rate sensitive assets and liabilities. At CoreStates, measurement of near term interest rate risk focuses on potential changes in net interest income identified through computer simulations against both rising and falling interest rates. Longer term repricing risks are measured using potential changes in the present value of future income streams inherent in current positions. While present value sensitivity is used to measure risk in longer time periods, gap analysis is used to manage strategy execution.

      All measurements of interest rate risk include the impact of off-balance sheet activities. Under CoreStates' policy, rate changes of at least 200 basis points in either direction over a six-month period are simulated with rate related negative net interest income volatility over a twelve-month horizon limited to 4% of Tier 1 Capital. Changes are measured relative to a base forecast in which rates remain constant at current levels. Based on historical data, 95% of the time rates have moved less than 200 basis points over a six-month period. Included in these simulations are all contractual repricing risks, the impact of prepayments in the loan and securities portfolios, potential spread and volume changes on consumer deposits and fluctuations in the value of non-interest bearing funding sources. Potential changes in the spread between the prime rate and financial market rates are monitored, and when changes are believed to be interest rate related are subject to the interest rate risk policy guidelines. CoreStates believes that the prime spread is more a function of credit conditions than interest rate changes. Estimated changes in the present value of future income streams are based on a 200 basis point parallel shift of the yield curve and negative changes are limited to 10% of Tier 1 Capital.

     As a matter of practice, positions are generally managed to produce significantly lower volatility than policy guidelines would permit. Current net interest income simulations using a 200 basis point change in short term interest rates show that CoreStates' net interest income volatility over the next twelve months would be relatively neutral or less than 1% of Tier 1 Capital. That level is representative of simulations performed throughout the last twelve months. Recognizing that the simulation process is based on a variety of assumptions, management reviews results by category of risk as well as by product and tests the sensitivity of the results to key assumptions. Present value changes are also managed well within policy guidelines and represented less than 5% of Tier 1 Capital at quarter-end.

      There are two main elements to CoreStates' interest rate risk. The first is the broad mismatch between the rate sensitivity of the assets and liabilities in its core businesses, and the second is the spread risk between the rates on those products and financial market rates.

     CoreStates' core wholesale and retail businesses generate a large portfolio of prime and other short-term rate related assets. Characteristic of a regional banking company, CoreStates also has a significant funding base of consumer deposits with indefinite maturities and non-contractual rates such as savings and money market accounts. This inherent mismatch of longer term fixed-rate liabilities funding short-term rate sensitive assets generates significant exposure to declining interest rates if not hedged. CoreStates manages this position through the use of both on and off-balance sheet discretionary assets and liabilities. In keeping with CoreStates' interest rate risk discipline, the combined position is relatively balanced so that there is minimal impact on earnings from an interest rate move in either direction.

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

Credit risk exists in a derivative transaction to the extent that there is a favorable move in interest rates and the counterparty fails to perform. The current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates uses collateral agreements to manage credit risk in its derivatives portfolio. Under those agreements, collateral is transferred between counterparties when exposure exceeds an agreed upon threshold. Collateral agreements and thresholds are determined based on the quality of individual counterparties. As of March 31, 1997, the current cost to replace CoreStates' derivatives portfolio was $129 million. This assumes that only counterparties for whom it would be favorable to default would do so.

      Interest Rate Risk Related Derivative Activities - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of March 31, 1997, the major balance sheet category to which they relate, and the associated unrealized gains/losses:


Outstanding Interest Rate Risk Related Derivatives
--------------------------------------------------
At March 31, 1997                                       Interest       Interest        Interest
-----------------                                         rate           rate          rate caps        Other
(in millions)                                             swaps         futures       and floors     derivatives         Total
                                                        -------         -------       ----------     -----------        ------
Interest Sensitivity Adjustment:
     Assets (primarily loans):
         Notional amount.......................         $ 4,304          $4,715          $    9         $  40           $ 9,068
         Unrealized gains......................              37               -               -             -                37
         Unrealized losses.....................             (52)             (1)              -             -               (53)
     Deposits and other borrowings:
         Notional amount.......................           3,646               -             925           100             4,671
         Unrealized gains......................              16               -               7             -                23
         Unrealized losses.....................             (35)              -               -             -               (35)
     Long-term debt:
         Notional amount.......................             894               -               -           150             1,044
         Unrealized gains......................               8               -               -             4                12
         Unrealized losses.....................             (37)              -               -             -               (37)
Spread Protection:
     Assets (primarily loans)
         Notional amount.......................              49               -             516             -               565
         Unrealized gains......................               -               -               2             -                 2
         Unrealized losses.....................               -               -               -             -                 -
     Deposits and other borrowings:
         Notional amount.......................               -               -             101             -               101
         Unrealized gains......................               -               -               4             -                 4
         Unrealized losses.....................               -               -               -             -                 -
Anticipated Asset Sales:
         Notional amount.......................               -               -               -            78                78
         Unrealized gains......................               -               -               -             1                 1
         Unrealized losses.....................               -               -               -             -                 -
Total:
         Notional amount.......................     $     8,893       $   4,715       $   1,551       $   368       $    15,527
                                                    ===========       =========       =========       =======       ===========
         Unrealized gains......................     $        61       $       -       $      13       $     5       $        79
                                                    ===========       =========       =========       =======       ===========
         Unrealized losses.....................     $      (124)      $      (1)      $       -       $     -       $      (125)
                                                    ===========       =========       =========       =======       ===========
         Net unrealized gains (losses).........     $       (63)      $      (1)      $      13       $     5       $       (46)
                                                    ===========       =========       =========       =======       ===========

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

      Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of March 31, 1997, CoreStates' use of off-balance sheet derivative instruments which carry a leveraged exposure to either rising or falling rates or have other complex features is not material.

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

      CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan and securities portfolios include adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $469 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates has issued retail certificates of deposits with floating rates which carry a guaranteed minimum rate. CoreStates has used caps and floors to offset that risk.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

     For accounting purposes, the income effects of derivatives used to adjust interest sensitivity or to protect a product spread are associated with either the asset or the liability being managed. The amount recorded in net interest income related to derivative financial instruments was $19.8 million in the quarter ended March 31, 1997 and $18.7 million in the quarter ended March 31, 1996. The following table shows the impact of derivatives income on average interest rates:

Impact of Derivatives Income on Yields and Costs
------------------------------------------------
For the Quarter Ended March 31,
-------------------------------
(in millions)

                                                             1997                                          1996
                                         --------------------------------------------   -------------------------------------------
                                                   Reported                  Impact                Reported              Impact
                                         Average    Yield/    Product          of       Average     Yield/     Product      of
                                         Balance     Cost       Rate      Derivatives   Balance      Cost        Rate   Derivatives
                                         -------   --------   -------     -----------   -------    --------    -------  -----------
Earning Assets
Time deposits........................    $ 2,457     5.70%      5.70%          -        $ 1,799       5.64%      5.64%        -
Federal funds sold & trading account
  assets.............................        317     5.93       5.93           -            680       5.86       5.86         -
Investment securities................      3,842     6.26       6.19         0.07%        5,357       6.12       6.06       0.06%
Loans................................     32,803     8.95       8.82         0.13        31,430       9.14       9.03       0.11
                                         -------                                        -------

Total Earning Assets.................    $39,419     8.46       8.34         0.12       $39,266       8.51       8.42       0.09
                                         =======                                        =======

Interest Bearing Funds
Savings, NOW, regular MMA............    $ 9,254     1.24       1.49        (0.25)      $10,550       1.77       1.94      (0.17)
Premium MMA..........................      3,990     3.82       3.82           -          3,416       3.85       3.85         -
Certificates.........................      8,797     5.15       5.21        (0.06)        9,015       5.22       5.35      (0.13)
                                         -------                                        -------
  Total retail.......................     22,041     3.27       3.40        (0.13)       22,981       3.45       3.58      (0.13)
                                         -------                                        -------

Commercial & foreign deposits........      2,183     4.95       4.95           -          1,598       4.95       4.94       0.01
Federal funds purchased &
  short-term borrowings..............      2,545     5.25       5.26        (0.01)        3,028       5.28       5.45      (0.17)
Long-term debt.......................      3,355     6.57       6.75        (0.18)        2,439       6.41       6.57      (0.16)
                                         -------                                        -------
  Total wholesale....................      8,083     5.72       5.80        (0.08)        7,065       5.59       5.72      (0.13)
                                         -------                                        -------

Total Interest Bearing Funds ........    $30,124     3.92       4.03        (0.11)      $30,046       3.92       4.05      (0.13)
                                         =======                                        =======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

     It is important to note that derivatives usage, its impact on individual balance sheet items and fluctuations in fair value should be viewed in the context of overall interest rate risk management. As previously stated, if CoreStates did not use derivatives, it would adjust cash positions to create the same interest sensitivity position with approximately the same income results. However, if cash transactions were used, the income of those activities would not be carried as an income adjustment to other balance sheet products. Fluctuations in the impact of derivatives shown in the preceding table are a function of market conditions and do not indicate changes in risk positions.

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

     Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed rate and pays a variable rate, while the counterparty pays the fixed rate and receives the variable rate. As of March 31, 1997, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts. CoreStates' use of interest rate futures is a function of the mix of maturities/resets on short term lending portfolios, volumes and terms of short term retail certificates and market funding sources and the availability and attractiveness of other short term assets. These portfolios include significant volumes and the terms are subject to maturity shifts between one month and one year.

     The following repricing schedule summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on March 31, 1997.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

Repricing Schedule of Interest Rate Swaps
-----------------------------------------
At March 31, 1997
-----------------
(in millions)

                                                                      Years
                                      --------------------------------------------------------------------
                                         0-1         1-2         2-3         3-4         4-5       over 5      Total
                                      --------    --------    --------    --------    --------    --------    --------
Receive Fixed/Pay Floating:
   Receive      Notional...........    $1,477      $1,491      $1,386      $1,528      $1,127      $1,040      $8,049
                Rate...............      6.25%       6.30%       6.88%       6.42%       6.57%       6.70%       6.50%
   Pay          Notional...........    $8,049                                                                  $8,049
                Rate...............      5.61%                                                                   5.61%
Pay Fixed/Receive Floating:
   Pay          Notional...........    $   10                  $   34                                          $   44
                Rate...............      8.60%                   8.95%                                           8.87%
   Receive      Notional...........    $   44                                                                  $   44
                Rate...............      5.60%                                                                   5.60%
Receive Floating/Pay Floating:
(Basis Swaps)
                Notional...........    $  274                                                                  $  274
   Receive      Rate...............      5.57%                                                                   5.57%
   Pay          Rate...............      5.54%                                                                   5.54%
Receive Fixed/Pay Floating(a):
(Forward Start)
   Receive      Notional...........                            $  101      $  320      $   70      $   35      $  526
                Rate...............                              7.03%       6.47%       7.18%       7.47%       6.74%
   Start Date   Notional...........    $  159      $  247      $  120                                          $  526

----------------------------------------
(a)  Pay rate will be determined on forward start date.



     The following schedule illustrates CoreStates' interest rate risk related derivative activity during the first quarter of 1997:

Activity in Derivatives Products
--------------------------------
For the Quarter Ended March 31, 1997
------------------------------------
(in millions)

                                                   Interest       Interest       Interest
                                                     rate           rate         rate caps         Other
Notional Amounts                                    swaps          futures      and floors      derivatives       Total
----------------                                    -----          -------      ----------      -----------      -------
As of December 31, 1996...................          $9,143          $4,451         $1,540           $ 417        $15,551
Additions.................................             330           3,956             32              43          4,361
Terminated/restructured contracts(a)......              (7)         (3,692)             -               -         (3,699)
Maturities/amortization...................            (573)              -            (21)            (92)          (686)
                                                    ------          ------         ------           -----        -------
As of March 31, 1997......................          $8,893          $4,715         $1,551           $ 368        $15,527
                                                    ======          ======         ======           =====        =======

--------------------
(a) Gains and losses resulting from early termination of these contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. As of March 31, 1997, CoreStates had $2.8 million of deferred gains and $8.5 million of deferred losses related to terminated derivative contracts.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued

     There were no significant changes in CoreStates' overall position during the quarter ended March 31, 1997. There was a modest decline in interest rate swaps as the need for fixed rate asset sensitivity declined slightly.

     Trading and Customer Related Derivative Activities - CoreStates also engages in derivative market activities to provide risk management services for its customers and to manage securities trading positions in the securities unit. The securities unit underwrites, brokers and distributes securities to municipalities, institutional and individual investors. In addition, the unit buys, sells and securitizes mortgage loans and brokers loan servicing portfolios. The following schedule details the outstanding notional amounts and related fair values of trading and customer related derivative transactions as of March 31, 1997.

Trading and Customer Related Derivatives
----------------------------------------
At March 31, 1997
-----------------
(in millions)

                                               Notional         Net assets         Positive         Negative
                                                amount        (liability)(a)     Market Value     Market Value
                                               --------       --------------     ------------     ------------
Interest Rate Swaps:
   CoreStates receives fixed.............       $  405             $(2.9)           $ 0.9            $ (3.8)
   CoreStates pays fixed.................          445               3.9              4.7              (0.8)
Rate Locks:
   CoreStates receives fixed.............           20               0.2              0.2               -
   CoreStates pays fixed.................           80              (1.0)             -                (1.0)
Interest Rate Caps/Floors:
   Sold..................................          964              (2.4)             -                (2.4)
   Purchased.............................          963               2.4              2.4               -
Futures..................................           93               0.9              0.9               -
Commitments to purchase/sell
   whole mortgage loans and
   securities (including when-issued
   securities):
      Sold...............................          147               0.2              0.2               -
      Purchased..........................          183               -                -                 -
Other Options:
   Sold..................................          189               5.2              5.8              (0.6)
   Purchased.............................          327               0.6              0.7              (0.1)
Foreign exchange contracts...............        2,119               1.9             39.9             (38.0)
                                                ------            ------            -----            ------
Total Trading and Customer Related
   Derivatives...........................       $5,935            $  9.0            $55.7            $(46.7)
                                                ======            ======            =====            ======

--------------------
(a) Average net assets (liabilities) during 1997 were substantially the same as the net assets (liabilities) at March 31, 1997.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES

                                                                                     Three Months Ended
                                                        -----------------------------------------------------------------------
                                                                   March 31, 1997                    December 31, 1996
                                                        ---------------------------------    ----------------------------------
                                                        Average                   Income/       Average                 Income/
                                                        balance          Rate     expense       balance        Rate     expense
                                                        -------         ------    -------       -------       ------    -------
                                                       (000,000)                   (000)       (000,000)                 (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a).......      $  2,457          5.70%   $ 34,562       $  2,528        5.79%   $ 36,783
Investment securities (b):
   U.S. Government...............................         2,440          6.10      36,699          2,733        5.99      41,176
   State and municipal...........................           409          7.68       7,851            444        7.96       8,833
   Other.........................................           993          6.04      14,779            914        5.95      13,671
                                                       --------                  --------       --------                --------
      Total investment securities................         3,842          6.26      59,329          4,091        6.19      63,680
                                                       --------                  --------       --------                --------
Federal funds sold...............................           178          4.80       2,106            141        6.23       2,209
Trading account securities.......................           139          7.27       2,526            160        6.88       2,752
Loans (b) (c) (d):
   Domestic:
      Commercial, industrial and other...........        14,225          8.86     310,728         14,001        9.06     318,832
      Real estate................................         9,450          8.32     193,958          9,559        8.48     203,848
      Consumer...................................         4,790         12.01     141,846          4,784       11.14     133,954
      Financial institutions.....................           797          6.62      13,015            873        7.74      16,984
      Factoring receivables......................           430         10.74      11,387            502        9.19      11,591
      Lease financing............................         1,214          7.89      23,935          1,180        8.05      23,736
   Foreign.......................................         1,897          6.23      29,120          1,721        6.31      27,296
                                                       --------                  --------       --------                --------
           Total loans, net of discounts.........        32,803          8.95     723,989         32,620        8.98     736,241
                                                       --------                  --------       --------                --------
           Total interest earning assets (d).....      $ 39,419          8.46     822,512       $ 39,540        8.47     841,665
                                                       ========         -----    --------       ========       -----    --------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
   Deposits in domestic offices:
      Commercial.................................      $    885          5.31      11,587       $    613        5.21       8,021
      NOW accounts (e)...........................           439          0.84         819            513        1.34       1,613
      Money Market Accounts (e)..................         8,610          2.37      50,104          8,469        2.49      52,891
      Consumer savings...........................         4,195          1.40      14,511          4,303        1.70      18,339
      Consumer certificates......................         8,797          5.15     111,818          8,950        5.17     116,340
   Time deposits of overseas branches
      and subsidiaries...........................         1,298          4.70      15,040          1,251        4.70      14,765
                                                       --------                  --------       --------                --------
           Total interest bearing deposits (e)...        24,224          3.42     203,879         24,099        3.51     211,969
                                                       --------                  --------       --------                --------
   Short-term funds borrowed:
      Federal funds purchased....................         1,214          5.20      15,557          1,675        4.99      20,995
      Commercial paper...........................           728          5.46       9,798            863        5.49      11,911
      Other......................................           603          5.12       7,609            574        6.13       8,844
                                                       --------                  --------       --------                --------
           Total short-term funds borrowed.......         2,545          5.25      32,964          3,112        5.34      41,750
                                                       --------                  --------       --------                --------
   Long-term debt................................         3,355          6.57      54,382          2,762        6.46      44,842
                                                       --------                  --------       --------                --------
           Total interest bearing liabilities....        30,124          3.92     291,225         29,973        3.96     298,561
Portion of non-interest bearing funding sources..         9,295                                    9,567
                                                       --------                  --------       --------                --------
           Total funding sources.................      $ 39,419          2.99     291,225       $ 39,540        3.01     298,561
                                                       ========         -----    --------       ========       -----    --------
Net interest income and net interest margin......                        5.47%  $ 531,287                       5.46%   $543,104
                                                                        =====   =========                      =====    ========

                                                             -------------------------------
                                                                    March 31, 1996
                                                             -------------------------------
                                                             Average                 Income/
                                                             balance        Rate     expense
                                                             -------       ------    -------
                                                            (000,000)                 (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a) ......           $  1,799        5.64%   $ 25,243
Investment securities (b):
   U.S. Government ..............................              3,986        6.03      59,750
   State and municipal ..........................                566        7.62      10,778
   Other ........................................                805        5.50      11,017
                                                            --------                --------
      Total investment securities ...............              5,357        6.12      81,545
                                                            --------                --------
Federal funds sold ..............................                534        5.56       7,383
Trading account securities ......................                146        6.91       2,523
Loans (b) (c) (d):
   Domestic:
      Commercial, industrial and other ..........             12,771        9.10     289,027
      Real estate ...............................             10,654        8.67     229,616
      Consumer ..................................              4,450       11.61     128,442
      Financial institutions ....................                796        5.94      11,763
      Factoring receivables .....................                501       10.86      13,533
      Lease financing ...........................              1,172        8.20      24,015
   Foreign ......................................              1,086        6.59      17,795
                                                            --------                --------
           Total loans, net of discounts ........             31,430        9.14     714,191
                                                            --------                --------
            Total interest earning assets (d) ....          $ 39,266        8.51     830,885
                                                            ========       -----    --------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
   Deposits in domestic offices:
      Commercial ................................           $    687        5.43       9,281
      NOW accounts (e) ..........................              2,895        1.22       7,989
      Money Market Accounts (e) .................              6,323        2.97      46,568
      Consumer savings ..........................              4,748        1.97      23,289
      Consumer certificates .....................              9,015        5.22     116,964
   Time deposits of overseas branches
      and subsidiaries ..........................                911        4.58      10,367
                                                            --------                --------
           Total interest bearing deposits (e) ..             24,579        3.55     214,458
                                                            --------                --------
   Short-term funds borrowed:
      Federal funds purchased ...................              1,625        5.24      21,164
      Commercial paper ..........................              1,045        5.52      14,331
      Other .....................................                358        4.79       4,262
                                                            --------                --------
           Total short-term funds borrowed ......              3,028        5.28      39,757
                                                            --------                --------
   Long-term debt ...............................              2,439        6.41      38,849
                                                            --------                --------
           Total interest bearing liabilities ...             30,046        3.92     293,064
Portion of non-interest bearing funding sources .              9,220
                                                            --------                --------
           Total funding sources ................           $ 39,266        3.00     293,064
                                                            ========       -----    --------
Net interest income and net interest margin .....                           5.51%   $537,821
                                                                           =====    ========

(a)  Yields and income on deposits include net Eurodollar trading profits.
(b) The net impact of off-balance sheet derivatives used for managing interest rate risk is recognized as an adjustment to interest income or expense of the related hedged asset or liability.
(c)  Yields and income on loans include fees on loans.
(d)  Non-performing loans are included in interest earning assets.
(e) Average interest bearing demand deposits in domestic offices are reduced by specified reserve amounts for purposes of rate calculations.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                                   Three Months Ended
                                                           -----------------------------------------------------------------
                                                                    March 31, 1997                  December 31, 1996
                                                           -------------------------------     -----------------------------
                                                            Average                Income/     Average                Income/
                                                            balance      Rate      expense     balance       Rate     expense
                                                            -------     ------     -------     -------      ------    -------
                                                           (000,000)                (000)     (000,000)                (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash....................................................   $   2,796                          $   2,892
Allowance for loan losses...............................        (707)                              (708)
Other assets............................................       2,595                              2,639
                                                           ---------                          ---------
     Total non-interest earning assets..................   $   4,684                          $   4,823
                                                           =========                          =========
TOTAL AVERAGE ASSETS....................................   $  44,103                          $  44,363
--------------------                                       =========                          =========

NON-INTEREST BEARING FUNDING
----------------------------
SOURCES
-------
Demand deposits:
     Domestic  .........................................   $   7,737                          $   7,838
     Foreign   .........................................         395                                388
Other liabilities.......................................       2,177                              2,350
Shareholders' equity....................................       3,670                              3,814
Non-interest bearing funding sources used to fund
     earning assets.....................................      (9,295)                            (9,567)
                                                           ---------                          ---------
        Total net non-interest bearing funding
           sources......................................   $   4,684                          $   4,823
                                                           =========                          =========
SUPPLEMENTARY AVERAGES
----------------------
Net Federal funds purchased.............................   $   1,036    5.27%      $13,451    $   1,534     4.87%     $18,786
Certificates of deposit in domestic
     offices over $100,000..............................       1,481    5.37        19,620        1,046     5.20       13,666
Average prime rate......................................                8.27                                8.25

                                                           -------------------------------
                                                                    March 31, 1996
                                                           -------------------------------
                                                           Average                 Income/
                                                           balance       Rate      expense
                                                           -------      ------     -------
                                                          (000,000)                 (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash....................................................   $ 2,896
Allowance for loan losses...............................      (675)
Other assets............................................     2,317
                                                           -------
     Total non-interest earning assets..................   $ 4,538
                                                           =======

TOTAL AVERAGE ASSETS....................................   $43,804
--------------------                                       =======

NON-INTEREST BEARING FUNDING
----------------------------
SOURCES
-------
Demand deposits:
     Domestic  .........................................   $ 7,627
     Foreign   .........................................       395
Other liabilities.......................................     1,807
Shareholders' equity....................................     3,929
Non-interest bearing funding sources used to fund
     earning assets.....................................    (9,220)
                                                           -------
        Total net non-interest bearing funding
           sources......................................   $ 4,538
                                                           =======
SUPPLEMENTARY AVERAGES
----------------------
Net Federal funds purchased.............................   $ 1,091      5.08%      $13,781
Certificates of deposit in domestic
     offices over $100,000..............................     1,206      5.25        15,734
Average prime rate......................................                8.34

PART II.  OTHER INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

      Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
      ------

              (a) Exhibits - The following exhibits are filed herewith in connection with registration statements filed from time to time by the Corporation:

                  10(a) Amended and Restated Stock Compensation Plan for Non-Employee Directors (1997)

                  10(b)     Amended and Restated Long-Term Incentive Plan
                            (1997)

                  11        Computation of Per Share Earnings

                  12.1 Computation of Ratio of Earnings to Fixed Charges (Consolidated)

                  12.2 Computation of Ratio of Earnings to Fixed Charges (Combined CoreStates Parent Company and CoreStates Capital Corporation)

                  27        Financial Data Schedule

              (b) The following Reports on Form 8-K were filed by CoreStates
                  Financial Corp during the quarter:

                  1.        Date of Report:    January 22, 1997
                            --------------
                            Item(s) Reported: Reporting under Item 5 the
                            ----------------
                            information set forth in the earnings news release of CoreStates Financial Corp and the consolidated financial highlights (unaudited) of CoreStates Financial Corp.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES







SIGNATURE
---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.














                               CORESTATES FINANCIAL CORP




Date:  May 12, 1997            By:  /s/ Christopher J. Carey
                                  -------------------------------------------

                                    Christopher J. Carey
                                    Senior Vice President and Controller
                                    (Principal Accounting Officer)


33