Form 10-Q
period 1997-06-30
CORESTATES FINANCIAL CORP
filed 1997-08-14
CIK 69952

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q



                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For the quarter ended June 30, 1997          Commission file number 0-6879

                          CORESTATES FINANCIAL CORP
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Pennsylvania                                 23-1899716
    --------------------------------          ---------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                                    19101
----------------------------------------------      ------------------------
(Address of principal executive offices)                     (Zip Code)

                                                           215-973-3827
                                                    -------------------------
                                                    (Registrants telephone
                                                     number, including area
                                                     code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes      X     .                          No           .
                  -----------                              ----------

Number of Shares of Common Stock Outstanding at August 1, 1997:  202,405,869

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX


PART I.  FINANCIAL INFORMATION


                                                  Page
                                                  -----
Item 1 - FINANCIAL INFORMATION

         Consolidated Balance Sheets as of
          June 30, 1997 and December 31, 1996....   3

         Consolidated Statements of Income
          for the Three and Six Months Ended
          June 30, 1997 and 1996.................   4

         Consolidated Statements of Changes
          in Shareholders' Equity for the Six
          Months Ended June 30, 1997 and 1996....   5

         Consolidated Statements of Cash
          Flows for the Six Months Ended June
          30, 1997 and 1996......................   6

         Notes to the Consolidated
          Financial Statements...................  7-8

Item 2 - Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations..................  9-38

PART II. OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of
          Security Holders.......................   39

Item 6 - Exhibits and Reports on Form 8-K........   40

SIGNATURE........................................   41


EXHIBITS  11, 12.1, 12.2, 27.....................  42-46



PART I.  FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                          June 30,    December 31,
                                                                            1997         1996
                                                                         ----------   ------------
                                                                         (Unaudited)     (Note)
ASSETS
------
Cash and due from banks..............................................   $ 3,121,012     $ 3,462,287
Time deposits, principally Eurodollars...............................     2,767,001       2,443,154
Federal funds sold and securities purchased under
 agreements to resell................................................       333,896         509,694
Trading account assets...............................................       301,851         122,317
Investments available-for-sale, at fair value........................     2,113,698       2,394,166
Investments held-to-maturity (fair value:
 1997 - $1,608,859; 1996 - $1,692,243)...............................     1,606,059       1,689,058
Loans, net of unearned discounts of $220,471 in
 1997 and $204,521 in 1996...........................................    34,448,032      32,777,032
 Less:  Allowance for loan losses....................................      (691,380)       (710,327)
                                                                        -----------     -----------
     Net loans.......................................................    33,756,652      32,066,705
                                                                        -----------     -----------
Due from customers on acceptances....................................       791,351         738,077
Premises and equipment...............................................       630,823         625,876
Other assets.........................................................     1,424,349       1,442,860
                                                                        -----------     -----------
     Total assets....................................................   $46,846,692     $45,494,194
                                                                        ===========     ===========
LIABILITIES
-----------
Deposits:
 Domestic:
   Non-interest bearing..............................................   $ 9,412,095     $ 9,330,445
   Interest bearing..................................................    23,213,515      22,986,955
 Overseas branches and subsidiaries..................................     1,587,071       1,409,756
                                                                        -----------     -----------
     Total deposits..................................................    34,212,681      33,727,156
                                                                        -----------     -----------
Funds borrowed.......................................................     3,348,031       2,633,157
Bank acceptances outstanding.........................................       786,115         727,728
Other liabilities....................................................     1,627,033       1,661,162
Long-term debt.......................................................     3,695,230       3,049,297
                                                                        -----------     -----------
     Total liabilities...............................................    43,669,090      41,798,500
                                                                        -----------     -----------

COMMITMENTS AND CONTINGENT LIABILITIES
----------------------------------------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock: authorized 10.0 million shares; no
 shares issued.......................................................            -               -
Common stock:  $1 par value; authorized 350.0
 million shares; issued 223.599 million shares in 1997 and
 1996 (including treasury shares of 21.436 million in
 1997 and 8.900 million in 1996, and unallocated shares
 held by the Employee Stock Ownership Plan ("ESOP") of
 2.211 million in 1997 and 2.267 million in 1996)....................       223,599         223,599
Other common shareholders' equity, net...............................     2,954,003       3,472,095
                                                                        -----------     -----------
     Total shareholders' equity......................................     3,177,602       3,695,694
                                                                        -----------     -----------
     Total liabilities and shareholders' equity......................   $46,846,692     $45,494,194
                                                                        ===========     ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(in thousands, except per share amounts)

                                                            Three Months Ended               Six Months Ended
                                                                June 30,                         June 30,
                                                        --------------------------       ------------------------
                                                          1997              1996            1997           1996
                                                        --------          --------        --------       --------
INTEREST INCOME
---------------
Interest and fees on loans:
 Taxable income......................................  $  745,289      $    699,391    $  1,460,964     $1,402,696
 Tax exempt income...................................       5,152             6,322          10,558         13,400
Interest on investment securities:
 Taxable income......................................      52,349            68,492         105,174        140,589
 Tax exempt income...................................       4,827             5,954           9,056         12,097
Interest on time deposits in banks...................      34,823            27,449          69,385         52,692
Interest on Federal funds sold, securities
 purchased under agreements to resell and other......       7,918             8,147          12,550         17,999
                                                       ----------      ------------    ------------   ------------
     Total interest income...........................     850,358           815,755       1,667,687      1,639,473
                                                       ----------      ------------    ------------   ------------
INTEREST EXPENSE
----------------
Interest on deposits.................................     213,103           207,962         416,982        422,420
Interest on short-term funds borrowed................      45,485            35,842          78,449         75,599
Interest on long-term debt...........................      57,418            38,556         111,800         77,405
                                                       ----------      ------------    ------------   ------------
     Total interest expense..........................     316,006           282,360         607,231        575,424
                                                       ----------      ------------    ------------   ------------
     NET INTEREST INCOME.............................     534,352           533,395       1,060,456      1,064,049
Provision for losses on loans........................      50,000           110,000          93,000        148,767
                                                       ----------      ------------    ------------   ------------
     NET INTEREST INCOME AFTER PROVISION
         FOR LOSSES ON LOANS.........................     484,352           423,395         967,456        915,282
                                                       ----------      ------------    ------------   ------------
NON-INTEREST INCOME
-------------------
Service charges on deposit accounts..................      61,452            60,951         117,919        120,277
Trust income.........................................      45,852            41,601          90,167         82,775
Fees for international services......................      26,589            24,772          52,749         47,675
Debit and credit card fees...........................      23,798            18,946          45,468         37,263
Third party processing...............................      18,688            14,636          38,747         28,468
Income from investment in EPS, Inc...................       7,311             7,335          14,610         14,723
Income from trading activities.......................       9,878             6,455          15,786         13,117
Securities gains.....................................       5,015            17,393           9,834         24,341
Other operating income...............................      27,781            36,538          56,095         69,428
                                                       ----------      ------------    ------------   ------------
     Total non-interest income.......................     226,364           228,627         441,375        438,067
                                                       ----------      ------------    ------------   ------------
NON-FINANCIAL EXPENSES
----------------------
Salaries, wages and benefits.........................     204,145           206,541         407,734        414,780
Net occupancy........................................      37,352            37,561          74,590         80,345
Equipment expenses...................................      31,148            30,909          62,397         60,933
Restructuring and merger-related charges.............           -           103,676               -        117,802
Other operating expenses.............................     130,329           132,818         250,157        253,827
                                                       ----------      ------------    ------------   ------------
     Total non-financial expenses....................     402,974           511,505         794,878        927,687
                                                       ----------      ------------    ------------   ------------
INCOME BEFORE INCOME TAXES...........................     307,742           140,517         613,953        425,662
--------------------------
Provision for income taxes...........................     108,016            60,920         216,114        168,921
                                                       ----------      ------------    ------------   ------------
NET INCOME ..........................................  $  199,726      $     79,597    $    397,839     $  256,741
----------                                             ==========      ============    ============   ============
Average common shares outstanding....................     204,982           219,478         208,111        219,495
                                                       ==========      ============    ============   ============
PER COMMON SHARE DATA
---------------------
Net income...........................................       $0.97             $0.36           $1.91          $1.17
                                                       ==========      ============    ============   ============
 Cash dividends declared.............................       $0.47             $0.42           $0.94          $0.84
                                                       ==========      ============    ============   ============


See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CHANGES IN
 SHAREHOLDERS' EQUITY (UNAUDITED)
(in thousands)

                                                                                                         Unallocated
                                              Common         Capital        Retained        Treasury          ESOP
                                              stock          surplus        earnings          stock          shares        Total
                                             ---------     ----------      ----------       ---------    ------------    ----------
SIX MONTHS ENDED JUNE 30, 1996
------------------------------
Balances at beginning of year.............    $230,231    $1,225,167        $2,724,298     $  (250,465)      $(53,666)   $3,875,565
Net income................................                                     256,741                                      256,741
Net change in unrealized gain on
 investments available-for-sale,
 net of tax...............................                                     (20,837)                                     (20,837)
Treasury shares acquired (712 shares).....                                                     (28,294)                     (28,294)
Treasury shares issued in merger (7,300
 shares)..................................      (7,300)      (33,288)         (192,042)        232,630                            -
Repurchase and retirement of  common
 stock (1,340 shares).....................      (1,340)      (43,559)          (12,804)                                     (57,703)
Common stock issued under employee
 benefit plans (438 new shares; 890
 treasury shares).........................         438        23,301           (14,676)         33,079                       42,142
Common stock issued under dividend
 reinvestment plan (202 treasury
 shares)..................................                       557                (1)          7,368                        7,924
ESOP shares committed for release
 (61 shares)..............................                       886                                            1,571         2,457
Cash paid for fractional shares...........                                        (296)                                        (296)
Foreign currency translation adjustments                                           867                                          867
Common dividends declared.................                                    (179,533)                                    (179,533)
                                              --------    ----------        ----------     -----------       --------    ----------
Balances at end of period...............      $222,029    $1,173,064        $2,561,717     $    (5,682)      $(52,095)   $3,899,033
                                              ========    ==========        ==========     ===========       ========    ==========

SIX MONTHS ENDED JUNE 30, 1997
------------------------------
Balances at beginning of year...........      $223,599    $1,234,522        $2,729,310     $  (437,580)      $(54,157)   $3,695,694
Net income..............................                                       397,839                                      397,839
Net change in unrealized gain on
 investments available-for-sale,
 net of tax.............................                                            77                                           77
Treasury shares acquired (14,032 shares)                                                      (778,746)                    (778,746)
Common stock issued under employee
 benefit plans (1,188 treasury shares)..                       9,607           (32,030)         65,417                       42,994
Common stock issued under dividend
 reinvestment plan (308 treasury
 shares)................................                         308              (666)         15,507                       15,149
ESOP shares committed for release (56
 shares)................................                       1,515                                            1,335         2,850
Foreign currency translation adjustments                                          (706)                                        (706)
Common dividends declared...............                                      (197,549)                                    (197,549)
                                              --------    ----------        ----------     -----------       --------    ----------
Balances at end of period...............      $223,599    $1,245,952        $2,896,275     $(1,135,402)      $(52,822)   $3,177,602
                                              ========    ==========        ==========     ===========       ========    ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)

(in thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                       ----------------------------
OPERATING ACTIVITIES                                                       1997            1996
--------------------                                                   ------------    ------------

Net income..........................................................   $    397,839    $    256,741
Adjustments to reconcile net income to net cash
provided by operating activities:
 Restructuring and merger-related charges...........................              -         117,802
 Provision for losses on loans......................................         93,000         148,767
 Provision for losses and writedowns on OREO........................          1,239           2,359
 Depreciation and amortization......................................         60,104          63,197
 Deferred income tax expense (benefit)..............................         19,295         (34,778)
 Securities gains...................................................         (9,834)        (24,341)
 (Increase) decrease in trading account assets......................       (179,534)         59,984
 Decrease in due to factored clients................................        (24,923)           (279)
 (Increase) decrease in interest receivable.........................        (13,621)         43,560
 Increase in interest payable.......................................          9,139          70,639
 Other, net.........................................................         (6,659)         55,975
                                                                       ------------    ------------
  Net Cash Provided by Operating Activities.........................        346,045         759,626
                                                                       ------------    ------------
INVESTING ACTIVITIES
--------------------
Net increase in loans...............................................     (1,893,565)     (1,052,437)
Proceeds from sales of loans........................................        308,964         672,115
Loans originated or acquired - non-bank subsidiaries................    (18,121,771)    (18,539,137)
Principal collected on loans - non-bank subsidiaries................     17,903,676      18,477,044
Net increase in time deposits, principally Eurodollars..............       (323,847)       (163,837)
Purchases of investments held-to-maturity...........................       (378,525)       (161,735)
Purchases of investments available-for-sale.........................       (244,806)       (692,551)
Proceeds from maturities of investments held-to-maturity............        458,415         737,662
Proceeds from maturities of investments available-for-sale..........        461,384         418,255
Proceeds from sales of investments available-for-sale...............         76,186         686,393
Net decrease in Federal funds sold and securities purchased under
 agreements to resell...............................................        175,798         515,162
Purchases of premises and equipment.................................        (44,665)        (52,624)
Proceeds from sales and paydowns on OREO............................         10,509          13,759
Other, net..........................................................          9,198          16,038
                                                                       ------------    ------------
 Net Cash Provided by (Used in) Investing Activities................     (1,603,049)        874,107
                                                                       ------------    ------------
FINANCING ACTIVITIES
--------------------
Net increase (decrease) in deposits.................................        485,357      (1,033,921)
Payment for sale of deposits........................................              -        (368,110)
Proceeds from issuance of long-term debt............................        767,181         381,070
Retirement of long-term debt........................................       (120,648)       (115,719)
Net increase (decrease) in short-term funds borrowed................        714,874      (1,034,826)
Cash dividends paid.................................................       (200,826)       (144,352)
Purchases of treasury stock.........................................       (778,746)        (28,294)
Repurchase and retirement of common stock...........................              -         (57,703)
Common stock issued under employee benefit plans....................         33,388          42,142
Other, net..........................................................         15,149           7,628
                                                                       ------------    ------------
 Net Cash Provided by (Used in) Financing Activities................        915,729      (2,352,085)
                                                                       ------------    ------------
 Decrease In Cash And Due From Banks................................       (341,275)       (718,352)
 -----------------------------------
 Cash and due from banks at January 1, .............................      3,462,287       3,662,143
                                                                       ------------    ------------
 Cash and due from banks at June 30, ...............................   $  3,121,012    $  2,943,791
                                                                       ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
------------------------------------------------
Cash paid during the period for:
  Interest..........................................................   $    598,092    $    504,785
                                                                       ============    ============
  Income taxes......................................................   $    188,901    $    150,588
                                                                       ============    ============
Net cash received on interest rate swaps............................   $     34,785    $     35,256
                                                                       ============    ============


See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 1997

NOTE A -- BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the six-month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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


NOTE C -- LOAN PORTFOLIO

   Loans, net of unearned discounts, consist of the following (in thousands):


                                       June 30,    December 31,
Domestic:                                1997          1996
                                     ------------  ------------
 Commercial, industrial and other..   $15,140,794   $13,906,646
 Real estate:
   Construction and development....       585,158       554,924
   Residential.....................     4,310,294     4,226,980
   Other...........................     4,425,491     4,541,697
                                      -----------   -----------
    Total real estate..............     9,320,943     9,323,601
                                      -----------   -----------
 Consumer:
   Installment.....................     3,223,079     3,319,970
   Credit card.....................     1,670,150     1,674,921
                                      -----------   -----------
    Total consumer.................     4,893,229     4,994,891
                                      -----------   -----------
 Financial institutions............     1,367,536     1,153,715
 Factoring receivables.............       477,574       411,280
 Lease financing...................     1,201,997     1,232,213
                                      -----------   -----------
    Total domestic.................    32,402,073    31,022,346
                                      -----------   -----------
Foreign............................     2,045,959     1,754,686
                                      -----------   -----------
    Total loans....................   $34,448,032   $32,777,032
                                      ===========   ===========


CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) -- CONTINUED JUNE 30, 1997

NOTE D -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

   In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. These include various financial instruments with off-balance sheet risk used in connection with CoreStates' asset and liability management and to provide for the needs of customers. These involve varying degrees of credit, interest rate and liquidity risk, but do not represent unusual risks for the Corporation and management does not anticipate any significant losses as a result of these transactions. See tables and discussion under "Interest Rate Risk Management" beginning on page 28 for more details on off-balance sheet instruments and derivative activities.

   The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments (in thousands):

                                            June 30,    December 31,
                                              1997          1996
                                          ------------  ------------
Standby letters of credit, net of
 participations.........................   $ 1,806,141   $ 1,630,621
Commercial letters of credit............     1,619,556     1,262,593
Commitments to extend credit............    16,438,714    15,396,553
Unused commitments under credit card
 lines..................................     4,462,212     4,173,013
When-issued securities:
 Commitments to purchase................         4,925         1,770
 Commitments to sell....................        83,275        75,120
Whole mortgage loans and securities:
 Commitments to purchase................        17,048        17,280
 Commitments to sell....................        41,195         7,965
Loans sold with recourse and loan
 servicing acquired with recourse.......       329,977       361,410
Interest rate futures contracts:
 Commitments to purchase................     1,805,500     4,489,800
Commitments to purchase foreign and
 U.S. currencies........................     2,540,506     1,766,122
Interest rate swaps, notional principal
 amounts................................    10,389,595     9,850,708
Interest rate caps and floors:
 Written................................     1,230,556       908,799
 Purchased..............................     2,455,510     2,039,331
Tender option bonds.....................       271,772       148,711
Treasury float contracts................       258,963       270,358
Other derivatives.......................       916,904       597,261


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

   EARNINGS REVIEW - In the second quarter of 1997, CoreStates Financial Corp
   ---------------
("CoreStates") recorded net income of $199.7 million, or $0.97 per share, compared to $79.6 million, or $0.36 per share, in the second quarter of 1996. Second quarter net income represents a 10.2% increase on a per share basis when compared to second quarter of 1996 "operating earnings" of $0.88 per share. The year-to-year growth in earnings per share primarily resulted from the impact of the common stock repurchase program announced in October 1996. Also contributing to the second quarter growth in earnings per share were increases in non-interest revenue and expense reductions. "Operating earnings" for the second quarter of 1996 have been defined for purposes of the earnings review discussion as net income excluding net restructuring and merger-related charges and certain net investment gains as discussed on page 10.

   Net income, operating earnings, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                                Three Months Ended                            Six Months Ended
                                                    June 30,            Percentage               June 30,             Percentage
                                               --------------------      Increase            ------------------        Increase
                                                 1997        1996       (Decrease)             1997      1996         (Decrease)
                                               --------    --------     ----------           --------  --------       ----------
Net interest income (taxable equivalent
 basis).................................        $  540.6   $  540.0         0.1%             $1,071.9  $1,077.9         (0.6)%
                                                ========   ========                          ========  ========
Net income..............................        $  199.7   $   79.6       150.9              $  397.8  $  256.7         55.0
Exclude the following after-tax items:
Net restructuring and merger-related
 charges................................               -      123.3                               -       137.1
Certain net investment gains............               -       (9.5)                              -        (9.5)
                                                --------    --------                         --------  --------
Operating earnings......................        $  199.7   $  193.4         3.3              $  397.8  $  384.3          3.5
                                                ========   =========                         ========  ========
Operating earnings per share............        $   0.97   $   0.88        10.2              $   1.91  $   1.75          9.1
                                                ========   =========                         ========  ========

Return on average equity................           23.54%     20.22%(a)                         22.69%    19.88%(a)
Return on average assets................            1.78       1.78 (a)                          1.80      1.77 (a)
Net interest margin.....................            5.37       5.56                              5.42      5.54

Average common shares outstanding.......         204.982    219.478                           208.111   219.495
-----------------

(a) Calculated based on "Operating earnings."

   The $6.3 million improvement over second quarter of 1996 operating earnings was primarily due to a $12.4 million, or 5.8%, increase in non-interest income before certain net investment gains. Also contributing to the improvement in second quarter operating earnings was a $4.8 million, or 1.2%, decline in non-financial expenses primarily reflecting the impact of merger efficiencies. The increase in non-interest income was mainly due to growth in revenue from trust and asset management activities, third party processing fees and service charges on deposits. Partially offsetting these items was a $10.0 million increase in the provision for loan losses made in response to continued increases in the level of charge-offs against credit card and other consumer loans and a second quarter increase in commercial loan charge-offs.

   Returns on average equity and assets were 23.54% and 1.78%, respectively, in the second quarter of 1997, compared to 20.22% and 1.78%, respectively, in the second quarter of 1996. The return on average equity was positively affected by the common stock repurchase program.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

SUMMARY - continued
-------

   For the six months ended June 30, 1997, CoreStates recorded net income of $397.8 million, or $1.91 per share. This compares to net income of $256.7 million, or $1.17 per share, and operating earnings of $384.3 million, or $1.75 per share, for the first six months of 1996. The 9.1% increase in earnings per share for the 1997 six-month period compared to 1996 operating earnings primarily resulted from the impact of the common stock repurchase program, increased non-interest income and expense reductions. Operating earnings for the six months ended June 30, 1996 exclude restructuring and merger-related charges and certain net investment gains.

    COMMON STOCK REPURCHASE PROGRAM - On October 15, 1996, the Board of
    -------------------------------
Directors authorized the management of CoreStates to repurchase up to 22 million shares of common stock, or approximately 10% of outstanding shares, through December 31, 1997. Acting under that authorization, 8.8 million shares of CoreStates' common stock were repurchased in 1996 and 12.3 shares million in 1997.

    On July 15, 1997, the Board of Directors authorized an extension of the common stock repurchase program permitting management to repurchase up to an additional 6 million shares or approximately 3% of outstanding shares. Management is also authorized to repurchase additional shares to fulfill requirements of employee benefit and dividend reinvestment plans.

   RESTRUCTURING AND MERGER-RELATED CHARGES - In the second quarter of 1996,
   ----------------------------------------
CoreStates recorded pre-tax net restructuring and merger-related charges of $173.7 million primarily in connection with the acquisition of Meridian Bancorp, Inc. ("Meridian"). Included in that amount was a $70.0 million provision for loan losses recorded in connection with a change in strategic direction related to Meridian's problem assets and to conform Meridian's consumer lending charge-off policies to those of CoreStates. The second quarter of 1996 restructuring and merger-related charges were net of pre-tax credits of $45.2 million related to gains on sales of branches and the curtailment of pension benefits. On February 23, 1996, CoreStates acquired United Counties Bancorporation, a $1.6 billion asset New Jersey bank holding company, in a transaction accounted for as a pooling of interests. In the first quarter of 1996, CoreStates recorded pre-tax net restructuring and merger-related charges of $14.1 million, $13.8 million or $0.06 per share after tax, primarily in connection with that transaction. The first quarter of 1996 restructuring and merger-related charges were net of pre-tax credits of $2.5 million related to gains on the curtailment of pension benefits and sales of branches resulting from prior process redesigns.

   The following table summarizes the activity in the restructuring accrual for the three and six months ended June 30, 1997 (in millions):

                                     Second     Six
                                    Quarter   Months
                                      1997     1997
                                    --------  -------
Balance at beginning of period....    $  81   $  108
Provision charged against income..        -        -
Cash outflow(a)...................      (13)     (32)
Writedowns of assets..............      (14)     (22)
                                      -----   ------
Balance at end of period..........    $  54   $   54
                                      =====   ======

---------------------

(a) CoreStates' liquidity has not been significantly affected by these cashflows.

   CERTAIN NET INVESTMENT GAINS - In the second quarter of 1996, CoreStates
   ----------------------------
recorded net pre-tax gains of $14.6 million on sales of investment securities, including an $18.8 million pre-tax gain on the sale of an equity investment in a foreign consumer finance company. That gain was partially offset by losses on the sale of a portion of a second foreign equity investment and on the sale of securities related to a realignment of Meridian's investment portfolio to conform to CoreStates' interest rate risk policies.

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

BUSINESS LINE RESULTS
---------------------

   CoreStates utilizes a value-based reporting methodology to facilitate management's analysis of performance by defined business lines. This process supports CoreStates' strategic objectives of creating superior growth in shareholder value by focusing on the performance and value creation potential of CoreStates component businesses.

   CoreStates' five core businesses are: Global and Specialized Banking; Regional Banking; Retail Credit Services; Trust and Asset Management; and Third Party Processing. The following tables present the earnings contribution for the three and six months ended June 30, 1997 and 1996. Each core business is comprised of well-defined business lines with market or product-specific missions.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

BUSINESS LINE RESULTS - continued
---------------------

THREE MONTHS ENDED JUNE 30,
($ in millions, taxable equivalent basis)


                             Global and Specialized          Regional                       Retail               Trust and Asset
                                    Banking                  Banking                    Credit Services             Management
                             ----------------------     -------------------        ------------------------    -------------------
                               1997          1996         1997        1996           1997            1996        1997       1996
                             -------        -------     -------     -------        --------         -------    -------     -------
Net interest income........  $ 148.0        $ 135.2     $ 280.5     $ 277.7        $   77.5         $  71.4    $  14.0      $ 12.0
Provision for losses on
 loans.....................     11.4            7.5         6.6         7.1            30.8            24.4        0.5         0.5
Non-interest income........     67.7           56.9        63.3        62.9            20.8            21.8       46.3        41.7
Non-financial expenses.....     98.3           89.1       187.2       195.1            42.9            47.6       35.0        38.1
                             -------        -------     -------     -------        --------         -------    -------      ------
Income before income taxes.    106.0           95.5       150.0       138.4            24.6            21.2       24.8        15.1
Income tax expense.........     40.6           37.5        55.0        50.2             8.6             8.0        9.0         5.5
                             -------        -------     -------     -------        --------         -------    -------      ------
Net income.................  $  65.4        $  58.0     $  95.0     $  88.2        $   16.0         $  13.2    $  15.8      $  9.6
                             =======        =======     =======     =======        ========         =======    =======      ======

Return on assets...........     1.47%          1.73%       2.95%       2.41%           0.85%           0.67%      5.07%       2.74%
Return on equity...........    23.74%         26.75%      57.30%      48.46%          18.66%          14.16%     91.85%      61.29%
Average assets.............  $17,865        $13,462     $12,932     $14,744        $  7,552         $ 7,884    $ 1,249      $1,407
Average equity.............    1,105            872         665         732             344             375         69          63


                                               Third Party
                                                Processing           Corporate Center                     Total
                                            ------------------      --------------------            ------------------
                                              1997        1996        1997       1996                 1997       1996
                                            -------     -------     -------     --------            -------    -------
Net interest income.......................  $   4.3     $   4.0     $  16.3     $   39.7            $ 540.6    $ 540.0
Provision for losses on loans.............        -           -         0.7         70.5(b)            50.0      110.0
Non-interest income.......................     56.5        54.8       (28.2)(a)    (9.5)(a)           226.4      228.6
Non-financial expenses....................     55.9        50.8       (16.3)(a)     90.8(a,b)         403.0      511.5
                                            -------     -------   ---------      -------            -------    -------
Income (loss) before income taxes.........      4.9         8.0         3.7       (131.1)             314.0      147.1
Income tax expense (benefit)..............      1.7         2.8        (0.6)       (36.5)             114.3       67.5
                                            -------     -------     -------      -------            -------    -------
Net income (loss).........................  $   3.2     $   5.2     $   4.3     $  (94.6)           $ 199.7    $  79.6
                                            =======     =======     =======      =======            =======    =======

Return on assets..........................     4.29%       6.12%       0.33%       (6.61)%             1.78%      0.73%
Return on equity..........................    41.40%      65.36%       1.45%      (21.46)%            23.54%      8.32%
Average assets............................  $   299     $   342     $ 5,227     $  5,756            $45,124    $43,595
Average equity............................       31          32       1,190        1,773              3,404      3,847
-------------------

(a) Includes eliminations for intercompany third party processing fees of $27.8 million and $29.2 million in 1997 and 1996, respectively.
(b) Includes net restructuring and merger-related charges of $70.0 million in the provision for losses on loans and $103.7 million in non-financial expenses.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

BUSINESS LINE RESULTS - CONTINUED
---------------------------------

SIX MONTHS ENDED JUNE 30,
($ in millions, taxable equivalent basis)

                                    Global and
                                    Specialized          Regional                 Retail             Trust and Asset
                                      Banking            Banking              Credit Services           Management
                                 ------------------ ------------------      --------------------     ------------------
                                   1997       1996    1997        1996        1997        1996          1997      1996
                                 -------   -------  -------     -------     -------     --------       ------    ------
Net interest income............  $ 290.0   $ 267.4  $ 559.0     $ 560.1     $ 153.5     $  144.7       $ 25.9    $ 24.8
Provision for losses on loans..     22.3      14.8     13.2        14.4        57.5         49.4          1.1       1.0
Non-interest income............    128.9     114.3    120.0       119.3        40.6         44.1         91.2      83.1
Non-financial expenses.........    189.8     175.3    371.9       392.5        85.0         93.8         70.0      76.6
                                 -------   -------  -------     -------     -------     --------       ------    ------
Income before income taxes.....    206.8     191.6    293.9       272.5        51.6         45.6         46.0      30.3
Income tax expense.............     79.2      75.2    107.6        98.9        19.4         17.1         16.6      11.0
                                 -------   -------  -------     -------     -------     --------       ------    ------
Net income.....................  $ 127.6   $ 116.4  $ 186.3     $ 173.6      $ 32.2      $  28.5       $ 29.4    $ 19.3
                                 =======   =======  =======     =======     =======     ========       ======    ======

Return on assets...............     1.49%     1.72%    2.91%       2.36%       0.86%        0.72%        4.77%     2.63%
Return on equity...............    23.96%    27.41%   56.41%      47.37%      18.66%       15.20%       87.19%    60.64%
Average assets.................  $17,307   $13,643  $12,895     $14,823     $ 7,556      $ 7,984       $1,244    $1,478
Average equity.................    1,074       854      666         737         348          377           68        64


                                              Third Party
                                              Processing             Corporate Center                          Total
                                        -----------------------   ------------------------            ---------------------
                                           1997           1996        1997          1996                1997        1996
                                        ----------      -------   ---------      ----------           --------     --------
Net interest income............         $      9.1      $   8.2     $  34.4         $  72.7           $1,071.9     $1,077.9
Provision for losses on loans..                  -          0.1        (1.1)           69.1 (b)           93.0        148.8
Non-interest income............              114.3         99.9       (53.6)(a)       (22.6)(a)          441.4        438.1
Non-financial expenses.........              111.7         93.7       (33.5)(a)        95.8(a,b)         794.9        927.7
                                        ----------      -------   ---------      ----------           --------     --------
Income (loss)before income taxes              11.7         14.3        15.4          (114.8)             625.4        439.5
Income tax expense (benefit)...                4.1          5.0         0.7           (24.4)             227.6        182.8
                                        ----------      -------     -------         -------           --------     --------
Net income (loss)..............         $      7.6      $   9.3     $  14.7         $ (90.4)          $  397.8     $  256.7
                                        ==========      =======     =======         =======           ========     ========
  Return on assets.............               5.11%        5.31%       0.56%         (3.35)%              1.80%        1.18%
Return on equity...............              49.44%       64.49%       2.20%         (9.95)%             22.69%        13.28%
Average assets.................         $      300      $   352     $ 5,314         $ 5,420           $ 44,616     $  43,700
Average equity.................                 31           29       1,349           1,827              3,536         3,888
-------------------

(a) Includes eliminations for intercompany third party processing fees of $55.1 million and $49.8 million in 1997 and 1996, respectively.
(b) Includes net restructuring and merger-related charges of $70.0 million in the provision for losses on loans and $117.8 million in non-financial expenses.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

BUSINESS LINE RESULTS - continued
---------------------

   Corporate overhead, processing and support costs, and the loan loss provision are allocated along with the impact of balance sheet management and hedging activities of CoreStates. A matched maturity transfer pricing system is used to allocate interest income and interest expense. All business lines in the five core businesses, except for the QuestPoint third party processing units, are allocated equity utilizing regulatory risk-based capital guidelines as well as each business line's requirements for fixed assets and other capital investments. Equity at the QuestPoint processing units has been assigned based on estimated amounts necessary on a stand-alone company basis. Intangible assets and associated costs are also allocated to relevant business units. The development of these allocation methodologies is a continuous process at CoreStates, and as a result, certain amounts in prior periods have been reclassified for comparative purposes.

   The Corporate Center includes the income and expense impact of unallocated equity; unusual or non-recurring items (such as restructuring and merger-related charges) not attributable to the operating activities of the major business areas; emerging business activities not directly related to the five major business areas; eliminations of intercompany business line transactions; and miscellaneous items.

   GLOBAL AND SPECIALIZED BANKING includes the following business lines:
   -------------------------------
Specialized Banking, Secured Lending, Real Estate, Large Corporate Banking, Congress Financial Corporation ("Congress Financial"), International Banking, Investment Banking and Cash Management. Net income for second quarter of 1997 was $65.4 million, an increase of $7.4 million, or 12.8%, from the second quarter of 1996. For the 1997 six-month period, net income was $127.6 million, an increase of $11.2 million, or 9.6%, from 1996 year-to-date. The increase in earnings in both periods was due to strong revenue growth, partially offset by higher expenses, as described below.

   Net interest income for the second quarter of 1997 increased $12.8 million, or 9.5%, from the second quarter of 1996 and $22.6 million, or 8.4%, from 1996 year-to-date primarily due to the impacts of increases in average loans, average demand deposits, and fees on loans. Average loan volume increased $2.8 billion, or 24.2%, over second quarter of 1996, and $2.6 billion, or 23.5%, above 1996 year-to-date, due to growth in Congress Financial, Specialized Lending, International Banking, Large Corporate, Healthcare, and the Retail & Apparel Banking Groups. Average non-performing loans declined $7.6 million, or 10.0%, from the second quarter of 1996, and $3.6 million, or 5.2%, below 1996 year-to-date. Average demand balances increased $30.2 million, or 1.7%, above second quarter of 1996, and $11.4 million, or 0.6%, above 1996 year-to-date. Fees on loans increased $1.6 million, or 21.1%, above second quarter of 1996, and $3.5 million, or 22.7%, above prior year-to-date due to fees collected on new loans and several significant termination fees.

   The provision for loan losses increased $3.9 million, or 52.0%, from the second quarter of 1996, and $7.5 million, or 50.7%, above 1996 year-to-date due to increased loan volume and loan charge-offs.

   Non-interest income increased $10.8 million, or 19.0%, from the second quarter of 1996, and $14.6 million, or 12.8%, from 1996 year-to-date primarily due to increases in international service fees, securities gains, and service charges on deposits. International service fees increased $2.2 million, or 9.4%, for the second quarter of 1997 and $5.0 million, or 10.6%, for the 1997 six-month period principally due to increased trade payment services activity in the offshore branches. Service charges on deposits increased $1.9 million, or 11.5%, for the second quarter of 1997 and $2.3 million, or 7.5%, for the 1997 six-month period primarily reflecting increases in cash management activities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

BUSINESS LINE RESULTS - continued
---------------------------------

   Non-financial expenses increased $9.2 million, or 10.3%, over the second quarter of 1996, and $14.5 million, or 8.3%, over 1996 year-to-date due to increases in Congress Financial expenses, outside services hired and processing costs.

   REGIONAL BANKING includes Retail Banking and Delivery, Small Business
   ----------------
Lending, Commercial Business Lending, and Middle Market Lending. Net income for the second quarter of 1997 was $95.0 million, up $6.8 million, or 7.7%, from the second quarter of 1996. The increase was principally due to declines in operating expenses resulting from merger synergies and branch closings/sales and an increase in net interest income primarily resulting from the impact of increases in deposit interest rate spreads. For the 1997 six-month period, net income was $186.3 million, up $12.7 million, or 7.3%, from 1996 year-to-date. The increase for the six-month period was primarily the result of reduced non-financial expenses and increased net interest income.

   Net interest income for the second quarter of 1997 increased $2.8 million, or 1.0%, from the second quarter of 1996. The increase was mainly attributable to the impact of a 33 basis point increase in deposit spreads driven by pricing strategies implemented in the second quarter of 1997. Quarter-to-quarter increases also occurred in consumer and revolving credit loan spreads which increased 44 basis points and 18 basis points, respectively. Partially offsetting the impacts of improved interest rate spreads were declines in average deposit volumes of $1.4 billion, or 5.3%, and in average loan outstandings of $450 million, or 3.9%. The deposit decline resulted from a combination of the divestiture of eleven branches in the second quarter of 1996 and run-off related to both the Meridian Bancorp, Inc. ("Meridian") merger in 1996, pricing strategies implemented in 1997, and competitive pressures. The loan decline mainly resulted from the securitization of $382 million in home equity loans during 1996 and run-off in revolving credit loans. Combined commercial loan/commercial real estate spreads declined 16 basis points influenced by increased market competition.

   For the 1997 six-month period, net interest income decreased $1.1 million, or 0.2%, below the 1996 six-month period. This decrease was attributable to declines in average deposit volumes of $1.1 billion, or 4.4%, and in average loan outstandings of $532 million, or 4.6%. Combined commercial loan/commercial real estate spreads declined 12 basis points. Partially offsetting these items were increases in deposit spreads, up 23 basis points, and increases in consumer and revolving credit loan spreads, up 37 basis points and 19 basis points, respectively.

   Non-interest income for the second quarter of 1997 was flat compared with the second quarter of 1996. In the fourth quarter of 1996, CoreStates implemented an ATM surcharge on all non-CoreStates Bank customer ATM transactions. Second quarter of 1997 ATM transaction fees totaled $2.6 million. This income was offset by a $2.7 million, or 53%, decrease in income from home equity loan securitizations (a securitization transaction was executed in the first half of 1996, but none occurred in the first half of 1997). Year-to-date, non-interest income in 1997 was flat with the same period in 1996 for the reasons noted above.

Non-financial expenses for the second quarter of 1997 declined $7.9 million, or 4.1%, from the second quarter of 1996. Personnel expenses declined $2.1 million, or 2.9%, while non-personnel expenses declined $6.4 million, or 5.4%, primarily due to branch closings/sales and operational efficiencies related to the Meridian merger. Year-to-date, non-financial expenses in 1997 declined $20.6 million, or 5.3%, from the same period in 1996 for the reasons noted above.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

BUSINESS LINE RESULTS - continued
---------------------------------

   RETAIL CREDIT SERVICES includes the following major business lines: Credit
   ----------------------
Card, Dealer Services, Educational Lending, Mortgage Services, Card Linx (CoreStates' merchant credit card processing business) and SynapQuest (CoreStates' consumer and commercial card processing company). Net income for Retail Credit Services was $16.0 million in the second quarter of 1997, which was $2.8 million, or 21.2%, above the second quarter of 1996. For the 1997 six-month period net income was $32.2 million, which was $3.7 million, or 13.0%, above 1996 year-to-date. Prior year results have been restated for the reorganization of SynapQuest into Retail Credit Services. The increases in net income are primarily attributable to loan growth and a reduction in non-financial expenses, partially offset by a higher provision for losses on loans and a decline in non-interest income.

   Net interest income for the second quarter of 1997 increased $6.1 million, or 8.5%, above the second quarter of 1996. This increase was due to the impact of growth in average indirect auto loans ($243 million or 14.2%), credit card loans ($98 million or 7.5%), and floor plan loans ($78 million or 14.8%). The reduction in the average mortgage loan portfolio (due to sales of $827 million in the latter part of 1996) has partially offset the favorable impact of the noted loan growth. On a year-to-date basis, net interest income was $8.8 million, or 6.1%, above 1996.

   The provision for loan losses for the second quarter of 1997 increased by $6.4 million, or 26.2%, over the second quarter of 1996. The increase was primarily due to higher credit card loan charge-offs. Higher credit card charge-offs are an industry-wide trend also being experienced by CoreStates. Credit card outstandings past due 90 days or more as to the payment of principal or interest were $21 million and $22 million at June 30, 1997, and December 31, 1996, respectively. On a year-to-date basis, the provision for loan losses was $8.1 million, or 16.4%, above 1996.

   Non-interest income for the second quarter of 1997 decreased by $1.0 million, or 4.6%, from 1996. This decline was primarily due to a $0.4 million decrease in merchant fee income resulting from the effects of third quarter 1996 customer attrition and a $0.2 million decrease stemming from lower lease originations. Non-interest income on a year-to-date basis was $3.5 million, or 7.9%, below 1996, primarily due to a $2.6 million decrease in merchant fee income. The decrease resulted from customer attrition during the second and third quarters of 1996 due to bank acquisitions, systems conversions and repricing of unprofitable relationships.

   Non-financial expenses for the second quarter of 1997 decreased by $4.7 million, or 9.9%, from 1996. The decline in expenses was primarily due to merger-related efficiencies that impacted personnel, occupancy and outside services hired expenses. A reduction in marketing expense also contributed to the decline. The expense savings were partially offset by volume related expense growth. On a year-to-date basis, non-financial expenses were below 1996 by $8.8 million, or 9.4%, essentially for the same reasons stated above.

   TRUST AND ASSET MANAGEMENT is organized into four business lines: Personal
   --------------------------
Trust (including Private Banking), Institutional Trust, Retirement Plan Services, and Asset Management. CoreStates' remaining Corporate Trust Business, previously included in Institutional Trust, was sold in the fourth quarter of 1996. Net income of $15.8 million in the second quarter of 1997 increased $6.2 million, or 64.6%, over the second quarter of 1996. For the 1997 six-month period, net income was $29.4 million, an increase of $10.1 million, or 52.3%, over the same period in 1996. Increases in net interest income and trust fee income as well as reduced non-financial expenses all contributed to the improvement in net income for both 1997 periods.

   Net interest income increased $2.0 million, or 16.7%, in the second quarter of 1997 compared to the same period in 1996 and increased $1.1 million, or 4.4%, on a year-to-date basis. These increases were due to increased partnership investment income related to market increases, increased money market balances related to additional customer sweep balances, and increased demand deposit balances. These favorable variances were partially offset by narrowing spreads on commercial loans in Private Banking.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

BUSINESS LINE RESULTS - continued
---------------------------------

TRUST AND ASSET MANAGEMENT - continued
--------------------------------------

   Non-interest income increased $4.6 million, or 11.0%, in the second quarter of 1997 compared to the same period in 1996 and increased $8.1 million, or 9.8%, on a year-to-date basis. Excluding the Corporate Trust fees recorded in the 1996 periods, non-interest income increased $5.1 million, or 12.5%, for the second quarter and $9.0 million, or 11%, on a year-to-date basis. These improvements resulted from increases in Personal and Institutional Trust fees primarily due to increased asset values.

   Non-financial expenses decreased $3.1 million, or 8.1%, in the second quarter of 1997 compared to the same period in 1996, and decreased $6.6 million, or 8.6%, on a year-to-date basis. Excluding Corporate Trust, expenses would have decreased $2.7 million, or 7.1%, for the second quarter and $6.1 million, or 8.1%, on a year-to-date basis. These expense reductions are associated with savings achieved in all business lines due to merger-related efficiencies.

   THIRD PARTY PROCESSING consists of the QuestPoint specialty transaction
   ----------------------
processing units, earnings from CoreStates investment in Electronic Payment Services, Inc. ("EPS"), and earnings from CoreStates Bank's Financial Institutions Department ("FID"). The QuestPoint processing units include:
QuestPoint Check Services ("Check Services"), a provider of check processing and payment services to CoreStates and other financial institutions, and QuestPoint Remittance Services ("Remittance Services"), a leading supplier of remittance processing services nationwide with processing sites in key markets in the United States and Canada. EPS, Inc. is a leading provider of ATM and POS processing services. FID sells correspondent bank services to financial institutions in the United States. FID cash letter volumes are processed by contract with QuestPoint Check Services.

   Third Party Processing ("TPP") net income for the second quarter of 1997 was $3.2 million, a decrease of $2.0 million, or 38.5%, from the same period last year. For the 1997 six-month period, net income was $7.6 million, a decrease of $1.7 million, or 18.3%, from 1996 year-to-date. Prior year results have been restated for the reorganization of SynapQuest into Retail Credit Services and for the inclusion of FID in Third Party Processing.

   TPP net interest income for the second quarter of 1997 increased $0.3 million, or 7.5%, from the second quarter of 1996. For the 1997 six-month period, net interest income increased $0.9 million, or 11.0%, over year-to-date 1996. The increases for both 1997 periods were due to both higher demand balances within FID and lower average interest costs on the EPS investment.

   TPP revenue for the second quarter of 1997 totaled $56.5 million including $27.8 million for CoreStates' intercompany business, $7.3 million for EPS, Inc. and $21.4 million of other external QuestPoint/FID revenue. This compares to a second quarter of 1996 revenue total of $54.8 million including $29.2 million for CoreStates' intercompany business, $7.3 million of EPS revenue and $18.3 million of other external QuestPoint/FID revenue. Year-to-year second quarter revenue growth was $1.7 million, or 3%. The CoreStates' intercompany business, which contributes 49% of the TPP revenue base, decreased $1.4 million, or 5%. External QuestPoint revenue accounts for 41% of the revenue base and increased $3.4 million, or 17%, for 1997. The investment in EPS, Inc. contributes the remaining revenue stream and was unchanged from the same period last year.

   Revenue from CoreStates' intercompany business declined slightly from the same period last year due to the repricing of services on January 1, 1997. The acquisition of five check processing centers from the Bisys Group, Inc. ("Bisys") in October 1996 contributed $2.4 million to the external revenue growth. The remaining increase is primarily the result of new business within Check Services and Remittance Services. Income from the investment in EPS reflects CoreStates' share in EPS net income, interest income on a 6.45% note and income from the amortization of a deferred gain. Compared to the prior year, the lower interest income on the note, which is being paid down at a rate of $6.25 million per quarter by EPS, was offset by higher EPS equity related income.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

BUSINESS LINE RESULTS - continued
---------------------------------

   TPP non-financial expenses for the second quarter of 1997 increased $5.1 million, or 10.0%, from the second quarter of 1996. For the 1997 six-month period, non-financial expenses increased $18.0 million, or 19.2%, from 1996 year-to-date. Most of the increase supported the addition of new business; such as, the processing of Meridian volume, the acquisition of the Bisys check processing centers by Check Services, and overall Remittance Services volume growth.


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

   Net interest income on a taxable equivalent basis for the second quarter of 1997 was $540.6 million, essentially level with the second quarter of 1996. The net interest margin was 5.37% for the second quarter of 1997, a decrease of 19 basis points compared to the second quarter of 1996. The decrease in the net interest margin was primarily the result of the impacts of the cost of funding the common stock repurchase program and a decline of $1.0 billion, or 4.5%, in average consumer savings, NOW and money market account deposits, primarily due to the branch divestiture late in the second quarter of 1996. These decreases were partially offset by the impacts of an increase in average loan volume of $2.0 billion, or 6.3%, and favorable repricing of deposits.

   Compared to the first quarter of 1997, taxable equivalent net interest income for the second quarter of 1997 increased $9.3 million, or 1.8%, principally reflecting the impact of one more day in the quarter which resulted in a $3.3 million increase in net interest income, an $872 million, or 2.7%, increase in average loans and favorable repricing of domestic deposits in the second quarter. These increases were partially offset by the funding costs associated with the common stock repurchase program. Taxable equivalent net interest income for the six months ended June 30, 1997 decreased $6.0 million, or 0.6%, and the net interest margin declined 12 basis points to 5.42% as compared to the 1996 six-month period. The declines in net interest income and net interest margin resulted from the impact of the common stock repurchase program, one less day in the period and a decline in average consumer savings, NOW and money market account deposits.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NET INTEREST INCOME - continued
-------------------------------


   The following table compares taxable equivalent net interest income for the three months ended June 30, 1997 versus the second quarter of 1996 and the first quarter of 1997, and for the six months ended June 30, 1997 versus the 1996 six-month period, respectively (in millions):

Taxable Equivalent Net Interest Income
--------------------------------------

                                                    Three Months Ended                 Increase (decrease)
                                          --------------------------------------  -------------------------------
                                           June 30,      June 30,      Mar 31,      June 1997/       June 1997/
                                             1997         1996          1997        June 1996        Mar 1997
                                          -----------  ------------  -----------  --------------  ---------------

Total interest income...................    $  850.3      $  815.8       $817.3           $34.5             $33.0
Tax equivalent adjustment...............         6.3           6.6          5.2            (0.3)              1.1
                                            --------      --------       ------   -------------   ---------------
Tax equivalent interest income..........       856.6         822.4        822.5            34.2              34.1
Total interest expense..................       316.0         282.4        291.2            33.6              24.8
                                            --------      --------       ------   -------------   ---------------
Taxable equivalent net
 interest income........................    $  540.6      $  540.0       $531.3           $ 0.6             $ 9.3
                                            ========      ========       ======   =============   ===============

Interest rate spread....................        4.46%         4.65%        4.54%
Net interest margin.....................        5.37%         5.56%        5.47%


                                               Six Months Ended
                                            ----------------------
                                            June 30,      June 30,    Increase/
                                              1997         1996      (decrease)
                                            --------      --------   ----------

Total interest income...................    $1,667.6      $1,639.5       $ 28.1
Tax equivalent adjustment...............        11.5          13.8         (2.3)
                                            --------      --------       ------
Tax equivalent interest income..........     1,679.1       1,653.3         25.8
Total interest expense..................       607.2         575.4         31.8
                                            --------      --------       ------
Taxable equivalent net
 interest income........................    $1,071.9      $1,077.9       $ (6.0)
                                            ========      ========       ======

Interest rate spread....................        4.50%         4.62%
Net interest margin.....................        5.42%         5.54%
CORESTATES FINANCIAL CORP AND
 SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NET INTEREST INCOME - continued
-------------------

     The following rate/volume analyses on a taxable equivalent basis illustrate the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):


Rate/Volume Analysis              Increase (decrease) in interest             Increase (decrease) in interest
----------------------------  ------------------------------------------  ----------------------------------------
                                          Three Months Ended                         Three Months Ended
                                          June 30, 1997/1996                    June 30, 1997/March 31, 1997
                              ------------------------------------------  ----------------------------------------
                                             Change attributable to                      Change attributable to
                                Income/     ----------------------------   Income/    ----------------------------
                                expense        Volume          Rate        expense       Volume           Rate
                              ------------  --------------  ------------  ----------  --------------  ------------
INTEREST EARNING ASSETS
-----------------------
Time deposits-Eurodollars...       $  7.4          $  7.2        $  0.2        $ 0.3          $ 0.2         $ 0.1
Investment securities.......        (17.9)          (17.6)         (0.3)         0.4           (1.4)          1.8
Federal funds sold..........         (3.9)           (4.0)          0.1          0.5           (0.1)          0.6
Trading account securities..          4.6             5.0          (0.4)         3.7            3.2           0.5
Loans:
 -  Domestic................         29.1            29.5          (0.4)        23.6           15.2           8.4
 -  Foreign.................         14.9            13.3           1.6          5.6            3.0           2.6
                                   ------          ------        ------        -----          -----         -----
   Total interest income....         34.2            33.4           0.8         34.1           20.1          14.0
                                   ------          ------        ------        -----          -----         -----

INTEREST BEARING FUNDS
----------------------
Deposits:
 Domestic...................          0.7            (3.1)          3.8          9.0            8.5           0.5
 Overseas...................          4.4             3.2           1.2          0.2           (1.0)          1.2
Funds borrowed:
 Federal funds purchased....          2.5             0.2           2.3          5.3            3.4           1.9
 Other......................          7.1             4.4           2.7          7.3            5.2           2.1
Long-term debt..............         18.9            17.8           1.1          3.0            3.6          (0.6)
                                   ------          ------        ------        -----          -----         -----
 Total interest expense.....         33.6            22.5          11.1         24.8           19.7           5.1
                                   ------          ------        ------        -----          -----         -----

NET INTEREST INCOME.........       $  0.6          $ 10.9        $(10.3)       $ 9.3          $ 0.4         $ 8.9
----------------------------       ======          ======        ======        =====          =====         =====

- Changes in interest income or expense not arising solely as a result of volume or rate variances are allocated to rate variances due to the interest sensitivity of consolidated assets and liabilities.

- Non-performing loans are included in interest earning assets.

- The changes in interest expense on domestic deposits attributable to volume and rates are adjusted by specific reserves as average balances are reduced by such reserve amounts for purposes of rate calculations.

- The income effects of off-balance sheet derivatives used for managing interest
  rate risk are associated with the interest   income or expense of the related
  hedged asset or liability.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NET INTEREST INCOME - continued
-------------------


Rate/Volume Analysis                  Increase (decrease) in interest
----------------------------  -----------------------------------------------
                                             Six Months Ended
                                            June 30, 1997/1996
                              -----------------------------------------------
                                                   Change attributable to
                                 Income/       ------------------------------
                                 expense          Volume            Rate
                              --------------   -------------   -------------

INTEREST EARNING ASSETS
-----------------------
Time deposits-Eurodollars...          $ 16.7          $ 16.4          $  0.3
Investment securities.......           (40.1)          (41.2)            1.1
Federal funds sold..........            (9.2)           (8.9)           (0.3)
Trading account securities..             4.6             4.3             0.3
Loans:
 -  Domestic................            27.6            46.7           (19.1)
 -  Foreign.................            26.2            26.6            (0.4)
                                      ------          ------          ------
   Total interest income....            25.8            43.9           (18.1)
                                      ------          ------          ------

INTEREST BEARING FUNDS
----------------------
Deposits:
 Domestic...................           (14.5)           (7.0)           (7.5)
 Overseas...................             9.1             7.6             1.5
Funds borrowed:
 Federal funds purchased....            (3.1)           (5.0)            1.9
 Other......................             5.9             3.0             2.9
Long-term debt..............            34.4            32.4             2.0
                                      ------          ------          ------
 Total interest expense.....            31.8            31.0             0.8
                                      ------          ------          ------

NET INTEREST INCOME.........          $ (6.0)         $ 12.9          $(18.9)
-------------------                   ======          ======          ======


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

  The effect of non-performing loans on interest income and net interest income for the three and six-month periods ended June 30, 1997 and 1996 was as follows (in millions):


                                               Three              Six
                                           Months Ended      Months Ended
                                              June 30,         June 30,
                                          ---------------  -----------------
                                            1997    1996     1997      1996
                                          -------  ------  --------  -------
Interest income due on non-performing
 loans in accordance with
  their original terms..................   $  5.4  $  4.0    $ 10.2   $  8.9
Interest income on non-performing loans
 reflected in total
  interest income.......................      2.4     2.3       5.0      4.4
                                           ------  ------    ------   ------
Net reduction in interest income........   $  3.0  $  1.7    $  5.2   $  4.5
                                           ======  ======    ======   ======

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

   The provision for loan losses for the second quarter of 1997 was $50.0 million, up $10.0 million from the provision recorded in the prior year second quarter (excluding the $70 million Meridian merger-related provision discussed below), and up $7.0 million over the provision recorded for the first quarter of 1997. The increase in the provision was primarily due to continued increases in the level of charge-offs against credit card and other consumer loans and an increase in commercial loan charge-offs experienced in the second quarter of 1997.

   In the second quarter of 1996, CoreStates recorded a $70.0 million provision for loan losses in connection with a change in strategy related to Meridian's problem assets, and to conform Meridian's consumer lending charge-off policies to those of CoreStates.

   The following table presents an analysis of changes in the allowance for loan losses for the three and six-month periods ended June 30, 1997 and 1996 (in millions):

                                               Three Months Ended           Six Months Ended
                                                     June 30,                    June 30,
                                          ----------------------------  -------------------------
                                              1997           1996           1997          1996
                                          ------------  --------------  -----------  ------------
Balance at beginning of period..........      $ 704.1       $ 665.9        $ 710.3     $ 670.3
Provision charged to expense............         50.0         110.0(a)        93.0       148.8(a)
Loan charge-offs........................        (85.5)        (94.6)        (156.4)     (159.1)
Recoveries of loans previously charged           22.8          23.9           44.5        45.2
 off....................................      -------       -------        -------     -------
  Net loan charge-offs..................        (62.7)        (70.7)        (111.9)     (113.9)
                                              -------       -------        -------     -------
Balance at end of period................      $ 691.4       $ 705.2        $ 691.4     $ 705.2
                                              =======       =======        =======     =======

Ratios:
Net charge-offs (annualized) as a
 percentage of average total loans......         0.74%         0.89%          0.67%       0.72%

Allowance for loan losses as a
 percentage of loans at                          2.01          2.21
  end of period.........................
Allowance for loan losses as a
 percentage of non-                            261.96        323.75
  performing loans......................

(a) Includes a provision of $70.0 million related to the second quarter of 1996 Meridian acquisition.CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED
PROVISION AND ALLOWANCE FOR LOAN LOSSES -- CONTINUED

   The following tables reflect the distribution of net loan charge-offs by loan type for the three and six-month periods ended June 30, 1997 and 1996 (in millions):

                                              Three Months Ended              Three Months Ended
                                                June 30, 1997                   June 30, 1996
                                        -------------------------------  -----------------------------
                                                                % of                            % of
                                                     % of      Total                  % of     Total
                                           Net     Average      Net         Net     Average     Net
                                         Charge-     Loan     Charge-     Charge-     Loan    Charge-
                                          offs      Type (a)   offs        offs      Type (a)  offs
                                        ---------  --------  ----------  ---------  --------  --------
Domestic:
 Commercial, industrial and other.....     $ 17.1     0.44%       27.3%     $ 11.2     0.33%     15.9%
 Real estate:
  Construction and development loans..        1.6     1.08         2.6         1.5     1.04       2.1
  Other...............................        4.4     0.21         7.0        22.8     0.93      32.2
 Consumer:
  Credit card.........................       26.8     6.38        42.7        25.2(c)  5.98      35.6
  Installment.........................       10.7     1.32        17.1         8.2     1.20      11.6
 Other (b)............................        2.1     0.41         3.3         1.8     0.37       2.6
                                           ------                -----      ------              -----
  Total domestic......................       62.7     0.79       100.0        70.7     0.93     100.0
                                           ------                -----      ------              -----
Foreign...............................          -        -           -           -        -         -
                                           ------                -----      ------              -----
  Total net charge-offs...............     $ 62.7     0.74       100.0%     $ 70.7     0.89     100.0%
                                           ======                =====      ======              =====


                                               Six Months Ended                Six Months Ended
                                               June 30, 1997                    June 30, 1996
                                        -----------------------------    ----------------------------
                                                               % of                            % of
                                                    % of       Total                 % of      Total
                                           Net     Average      Net         Net     Average     Net
                                         Charge-    Loan      Charge-     Charge-    Loan     Charge-
                                          offs     Type (a)    offs        offs     Type (a)   offs
                                        ---------  -------   ---------   ---------  -------   -------
Domestic:
 Commercial, industrial and other.....     $ 24.6     0.33%       22.0%     $ 21.5     0.32%     18.9%
 Real estate:
  Construction and development loans..        1.4     0.48         1.2         2.3     0.79       2.0
  Other...............................        8.7     0.20         7.8        27.8     0.56      24.4
 Consumer:
  Credit card.........................       50.2     6.07        44.9        44.1(c)  5.28      38.7
  Installment.........................       24.2     1.53        21.6        13.2     0.96      11.6
 Other (b)............................        2.8     0.27         2.5         5.0     0.50       4.4
                                           ------                -----      ------              -----
  Total domestic......................      111.9     0.72       100.0       113.9     0.75     100.0
                                           ------                -----      ------              -----
Foreign...............................          -        -           -           -        -         -
                                           ------                -----      ------              -----
  Total net charge-offs...............     $111.9     0.67       100.0%     $113.9     0.72     100.0%
                                           ======                =====      ======              =====
-------------------

(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.
(c) In the second quarter of 1996, $5.8 million of credit card loans were charged off as the result of a change in policy to charge off delinquent credit card loans at 150 days past due, instead of 180 days past due.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
------------------------------------------------

  Non-performing assets at June 30, 1997 were 0.82% of total loans plus other
real estate owned and 0.60% of total assets.   Total non-performing assets at
June 30, 1997 increased $36.7 million, or 15.0%, from December 31, 1996 and $22.8 million, or 8.8% from March 31, 1997 primarily due to the addition of three commercial loans totaling $51 million to non-accrual status.

  The following table summarizes non-performing assets at June 30, 1997 and December 31, 1996 (in millions):

                                     June 30,      December 31,
                                       1997            1996
                                  ---------------  ------------
Non-accrual loans...............           $263.9        $220.8
Renegotiated loans..............                -             -
                                           ------        ------
  Total non-performing loans....            263.9         220.8
Other real estate owned (OREO)..             17.8          24.2
                                           ------        ------
  Total non-performing assets...           $281.7        $245.0
                                           ======        ======

   The following table reflects the distribution of non-performing assets by loan type at June 30, 1997 and December 31, 1996 (in millions):

                                              June 30, 1997         December 31, 1996
                                          ----------------------  ----------------------
                                                          % of                    % of
                                              Non-        Loan        Non-        Loan
                                           performing     Type     performing     Type
                                          -------------  -------  -------------  -------
Domestic:
 Commercial, industrial and other.......        $143.1     0.92%        $ 92.6     0.65%
                                                ------                  ------
 Real estate:
  Construction and development..........           5.1     0.87            5.6     1.00
  Other loans...........................         111.2     1.27          118.5     1.29
  OREO..................................          17.8        -           24.2        -
                                                ------                  ------
   Total real estate....................         134.1     1.44          148.3     1.52
                                                ------                  ------
 Other domestic loans (a)...............           4.4     0.17            4.1     0.17
                                                ------                  ------
  Total domestic non-performing assets..         281.6     0.87          245.0     0.79
                                                ------                  ------
Foreign loans...........................           0.1        -              -        -
                                                ------                  ------
  Total non-performing assets (b) (c)...        $281.7     0.82         $245.0     0.75
                                                ======                  ======
  % Total assets........................          0.60%                   0.54%
                                                ======                  ======

(a)  Includes loans to financial institutions and lease financing.
(b) Includes non-accrual loans, loans to purchase securities, and other real estate owned. The table does not include loans of $110 million and $113 million at June 30, 1997 and December 31, 1996, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual since such loans are well secured and in the process of collection.
(c) At June 30, 1997 and December 31, 1996, there were no non-performing consumer loans. Non-performing residential first and second lien mortgage loans are included in other real estate loans in the above table.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED  -  continued
------------------------------------------------

  The following table summarizes the components of the change in non-performing assets for 1997 (in millions):

                         Quarter        Six
                     ---------------
                     First   Second   Months
                     ------  -------  -------
Beginning balance..   $245     $259     $245
Additions..........     72      107      179
Return to accrual..     (2)       -       (2)
Payments...........    (35)     (49)     (84)
Charge-offs........    (21)     (35)     (56)
                      ----     ----     ----
 Net change........     14       23       37
                      ----     ----     ----
Ending balance.....   $259     $282     $282
                      ====     ====     ====



NON-INTEREST INCOME
-------------------
(in millions)


                                           Three Months Ended                  Six Months Ended
                                                 June 30,              %           June 30,                 %
                                           ------------------      Increase   --------------------       Increase
                                             1997      1996       (Decrease)    1997       1996         (Decrease)
                                           --------  --------     ---------   -------    ---------      ----------
Service charges on deposit accounts.....    $  61.5   $  57.8          6.4%   $ 117.9     $ 114.9           2.6%
Trust income............................       45.9      40.9         12.2       90.2        81.4          10.8
Fees for international services.........       26.6      24.8          7.3       52.7        47.7          10.5
Debit and credit card fees..............       23.8      22.1          7.7       45.5        42.6           6.8
Third party processing fees (a).........       18.7      14.6         28.1       38.7        28.5          35.8
Income from investment in EPS, Inc......        7.3       7.3            -       14.6        14.7          (0.7)
Income from trading activities..........        9.9       6.5         52.3       15.8        13.1          20.6
Investment banking fees.................        8.0       6.1         31.1       13.0        11.5          13.0
Mortgage banking income.................        1.5       3.8        (60.5)       3.9         7.4         (47.3)
Investment securities gains.............        5.0       2.8                     9.8         9.7
Corporate trust fees (b)................          -       0.7                       -         1.4
Other non-interest income...............       18.2      26.6        (31.6)      39.3        50.6         (22.3)
                                            -------   -------                 -------      ------
Non-interest income before
 significant and unusual items..........      226.4     214.0          5.8      441.4       423.5           4.2
Significant and unusual items...........          -      14.6(c)                    -        14.6(c)
                                            -------  --------                 -------     -------
 Total non-interest income..............    $ 226.4   $ 228.6         (1.0)   $ 441.4     $ 438.1           0.8
                                            =======   =======                 =======     =======

(a) Includes revenues from QuestPoint lockbox processing and check processing, and SynapQuest credit card and merchant processing.
(b) For presentation purposes, 1996 fee income on the corporate trust business was presented on a separate line. CoreStates' and Meridian's corporate trust businesses were sold in the fourth quarters of 1995 and 1996, respectively.
(c) See "Certain Net Investment Gains" on page 10 for more detail.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

NON-INTEREST INCOME - continued
-------------------

   Non-interest income for the second quarter of 1997 increased $12.4 million, or 5.8%, from the prior year second quarter before significant and unusual items. The increase primarily reflected growth in revenues from fee-based services. The largest contributors to that growth were trust income which increased $5.0 million, or 12.2%, third party processing fees which increased $4.1 million, or 28.1%, and service charges on deposits which increased $3.7 million, or 6.4%. Growth in trust and asset management fees were primarily the result of increased asset values in Personal Trust and Institutional Trust. The increase in third party processing fees was mostly due to the acquisition of five check processing centers and the growth in service charges on deposits was primarily related to product repricing effective April 1, 1997. Also contributing solid growth to second quarter of 1997 non-interest income were fees for international services, debit and credit card fees, income from trading activities and investment banking fees. Second quarter growth was partially offset by declines in mortgage banking income and lower gains on sales of loans.

   Non-interest income for the 1997 six-month period increased $17.9 million, or 4.2%, from 1996 six month non-interest income before significant and unusual items. The six month increase also reflected growth in fee-based services, partially offset by declines in mortgage banking income and lower gains on sales of loans.



NON-FINANCIAL EXPENSES
----------------------------------------
(in millions)
                                                        Three Months Ended
                                                             June 30,               %           Six Months Ended             %
                                                      ---------------------      Increase           June 30,              Increase
                                                        1997          1996      (Decrease)       1997       1996         (Decrease)
                                                      -------       -------     ----------     -------     -------       ---------
Salaries, wages and benefits.................         $ 204.1       $ 206.5        (1.2)%      $ 407.7     $ 414.8          (1.7)%
Outside services hired.......................            39.7          40.5        (2.0)          72.5        76.0          (4.6)
Net occupancy expense........................            37.4          37.6        (0.5)          74.6        80.3          (7.1)
Equipment expense............................            31.1          30.9         0.6           62.4        60.9           2.5
Amortization of intangible assets............             9.6          10.2        (5.9)          19.2        20.3          (5.4)
FDIC premiums................................             1.3           1.5       (13.3)           2.7         3.0         (10.0)
OREO expense (income)........................            (0.1)          1.0                          -         0.2
Other operating expenses.....................            79.9          79.6         0.4          155.8       154.4           0.9
                                                      -------       -------                    -------     -------
Non-financial expense before
 restructuring and merger-related charges....           403.0         407.8        (1.2)         794.9       809.9          (1.9)
Restructuring and merger-related charges.....               -         103.7 (a)                      -       117.8 (a,b)
                                                      -------       -------                    -------     -------
  Total non-financial expense................         $ 403.0       $ 511.5       (21.2)       $ 794.9     $ 927.7         (14.3)
                                                      =======       =======                    =======     =======

(a) Reflects charges of $148.9 million related to the second quarter of 1996 acquisition of Meridian, partially offset by credits of $45.2 million related to gains on sales of branches and the curtailment of pension benefits.
(b) Reflects charges of $16.6 million related to the first quarter of 1996 acquisition of United Counties Bancorporation, partially offset by credits of $2.5 million related to gains on the curtailment of pension benefits and sales of branches resulting from prior process redesigns.


   Before 1996 restructuring and merger-related charges, total non-financial expenses for the second quarter of 1997 and 1997 six-month period declined $4.8 million, or 1.2%, and $15.0 million, or 1.9%, respectively, from the comparable 1996 periods. These decreases primarily reflected the impact of merger-related synergies.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

CAPITAL MANAGEMENT
------------------

   CoreStates' capital strength provides the resources and flexibility to, capitalize on business growth and acquisition opportunities. CoreStates' capital position at June 30, 1997 under risk-based capital guidelines was $3.7 billion, or 8.7%, of risk-weighted assets, for Tier 1 capital and $5.2 billion, or 12.4%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders equity and cumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

   On October 21, 1996, the Federal Reserve Board approved the limited use of certain cumulative preferred instruments ("Trust Capital Securities") as Tier 1 capital for consolidated purposes. While these Trust Capital Securities are classified as long-term debt on the Consolidated Balance Sheet, CoreStates uses these Trust Capital Securities in managing its total capital mix. CoreStates Bank, N.A. issued $300 million of these securities in December 1996 and an additional $450 million was issued in January 1997. This type of security issuance provides CoreStates more flexibility in managing its capital. For bank level risk based capital calculations, Trust Capital Securities qualify as Tier 2 capital.

   Under the Federal Reserve Boards consolidated capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 8.2% at June 30, 1997. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

   Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (see Trust Capital Securities above for an exception). As illustrated in the following table, at June 30, 1997, CoreStates and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.

                                                   Regulatory Capital Ratios
                                          ------------------------------------------
                                             Tier 1         Total        Leverage
                                          -------------  -----------  --------------

CoreStates Financial Corp and                    8.7%         12.4%           8.2%
 subsidiaries...........................
CoreStates Bank, N.A....................         6.9          11.1            6.6
CoreStates Bank of Delaware, N.A........         6.8          11.4            5.9
Regulatory Guidelines:
  Minimum...............................         4.0           8.0            3.0
  Well-capitalized......................         6.0          10.0            5.0

   On October 15, 1996, the Board of Directors authorized the management of CoreStates to repurchase up to 22 million shares of common stock, or approximately 10% of outstanding shares, through December 31, 1997. Acting under that authorization, 8.8 million shares of CoreStates' common stock were repurchased in 1996 and 12.3 million in 1997. On July 15, 1997, the Board of Directors authorized an extension of the common stock repurchase program permitting management to repurchase up to an additional 6 million shares, or approximately 3% of outstanding shares. Management is also authorized to repurchase additional shares to fulfill requirements of employee benefit and dividend reinvestment plans.

   CoreStates' dividend on its common stock was $0.47 per share in the second quarter of 1997 and $0.42 per share in the second quarter of 1996. The common dividend payout ratio was 48.5% for the second quarter of 1997, compared to 47.7%, for the second quarter of 1996.

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

  As a matter of practice, positions are generally managed to produce significantly lower volatility than policy guidelines would permit. Current net interest income simulations using a 200 basis point change in short-term interest rates show that CoreStates' net interest income volatility over the next twelve months would be relatively neutral or less than 1% of Tier 1 Capital. That level is representative of simulations performed throughout the last twelve months. Recognizing that the simulation process is based on a variety of assumptions, management reviews results by category of risk as well as by product and tests the sensitivity of the results to key assumptions. Present value changes are also managed well within policy guidelines and represented less than 5% of Tier 1 Capital at quarter-end.

  There are two main elements to CoreStates' interest rate risk. The first is the broad mismatch between the rate sensitivity of the assets and liabilities in its core businesses and the second is the spread risk between the rates on those products and financial market rates.

  CoreStates' core wholesale and retail businesses generate a large portfolio of prime and other short-term rate related assets. Characteristic of a regional banking company, CoreStates also has a significant funding base of consumer deposits with indefinite maturities and non-contractual rates such as savings and money market accounts. This inherent mismatch of longer term fixed-rate liabilities funding short-term rate sensitive assets generates significant exposure to declining interest rates if not hedged. CoreStates manages this position through the use of both on and off-balance sheet discretionary assets and liabilities. In keeping with CoreStates interest rate risk discipline, the combined position is relatively balanced so that there is minimal impact on earnings from an interest rate move in either direction.

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

  Credit risk exists in a derivative transaction to the extent that there is a
favorable move in interest rates and the counterparty fails to perform.   The
current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates uses collateral agreements to manage credit risk in its derivatives portfolio. Under those agreements, collateral is transferred between counterparties when exposure exceeds an agreed upon threshold. Collateral agreements and thresholds are determined based on the quality of individual counterparties. As of June 30, 1997, the current cost to replace CoreStates' derivatives portfolio was $160, million. This assumes that only counterparties for whom it would be favorable to default would do so.

  Interest Rate Risk Related Derivative Activities - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection and the hedging of anticipated asset sales. The following schedule reflects by interest rate risk management category, the outstanding derivative positions as of June 30, 1997, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

OUTSTANDING INTEREST RATE RISK RELATED DERIVATIVES
--------------------------------------------------
At June 30, 1997
----------------                          Interest     Interest     Interest
(in millions)                               rate         rate      rate caps       Other
                                            swaps       futures    and floors    derivatives    Total
                                        -------------  --------    ----------    -----------  ---------
INTEREST SENSITIVITY ADJUSTMENT:
 Assets (primarily loans):
    Notional amount...................        $4,772     $1,709      $    8           -    $ 6,489
    Unrealized gains..................            49          1           -           -         50
    Unrealized losses.................           (29)         -           -           -        (29)
 Deposits and other borrowings:
    Notional amount...................         2,908          -         924      $  100      3,932
    Unrealized gains..................            18                      7           -         25
    Unrealized losses.................           (18)         -           -           -        (18)
 Long-term debt:
    Notional amount...................         1,061          -           -         150      1,211
    Unrealized gains..................            10          -           -           3         13
    Unrealized losses.................           (27)         -           -           -        (27)
SPREAD PROTECTION:
 Assets (primarily loans)
    Notional amount...................            76          -         515           -        591
    Unrealized gains..................             -          -           2           -          2
    Unrealized losses.................             -          -           -           -          -
 Deposits and other borrowings:
    Notional amount...................            62          -          86           -        148
    Unrealized gains..................             -          -           3           -          3
    Unrealized losses.................             -          -           -           -          -
ANTICIPATED ASSET SALES:
    Notional amount...................             -          -           -         143        143
    Unrealized gains..................             -          -           -           2          2
    Unrealized losses.................             -          -           -           -          -
TOTAL:
  Notional amount.....................        $8,879     $1,709      $1,533      $  393    $12,514
                                              ======     ======      ======      ======    =======
  Unrealized gains....................        $   77     $    1      $   12      $    5    $    95
                                              ======     ======      ======      ======    =======
  Unrealized losses...................        $  (74)    $    -      $    -      $    -    $   (74)
                                              ======     ======      ======      ======    =======
  Net unrealized gains (losses).......        $    3     $    1      $   12      $    5    $    21
                                              ======     ======      ======      ======    =======

  Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of June 30, 1997, CoreStates' use of off-balance sheet derivative instruments which carry a leveraged exposure to either rising or falling rates or have other complex features is not material.

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

   CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan and securities portfolios include adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $453 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates has issued retail certificates of deposits with floating rates which carry a guaranteed minimum rate. CoreStates has used caps and floors to offset that risk.

   For accounting purposes, the income effects of derivatives used to adjust interest sensitivity or to protect a product spread are associated with either the asset or the liability being managed. The amount recorded in net interest income related to derivative financial instruments was $15.2 million in the quarter ended June 30, 1997 and $21.5 million in the quarter ended June 30, 1996. The following table shows the impact of derivatives income on average interest rates:

Impact of Derivatives Income on Yields and Costs
----------------------------------------------------
For the Quarter Ended June 30,
-----------------------------
(in millions)
                                                   1997                                                1996
                               -----------------------------------------------   -------------------------------------------------
                                          Reported                   Impact                   Reported                   Impact
                                Average    Yield/      Product         of          Average     Yield/       Product        of
                                Balance     Cost         Rate      Derivatives     Balance      Cost         Rate      Derivatives
                               ---------  ---------   ---------   ------------   ----------  ----------   ---------   ------------
EARNING ASSETS
Time deposits................    $ 2,471       5.65%       5.65%             -      $ 1,961        5.63%       5.63%             -
Federal  funds sold &
 trading account assets......        489       7.25        7.25              -          522        6.31        6.31              -
Investment securities........      3,746       6.40        6.35           0.05%       4,883        6.40        6.33           0.07%
Loans........................     33,675       8.97        8.86           0.11       31,665        9.01        8.90           0.11
                                 -------                                            -------

TOTAL EARNING ASSETS.........    $40,381       8.51        8.41           0.10      $39,031        8.47        8.38           0.09
                                 =======                                            =======

INTEREST BEARING FUNDS
Savings, NOW, regular MMA....    $ 8,254       0.79        0.97          (0.18)     $10,585        1.66        1.95          (0.29)
Premium MMA..................      5,064       4.17        4.17              -        3,155        3.83        3.83              -
Certificates.................      8,628       5.15        5.17          (0.02)       9,230        5.08        5.22          (0.14)
                                 -------                                            -------
 Total retail................     21,946       3.29        3.36          (0.07)      22,970        3.34        3.53          (0.19)
                                 -------                                            -------

Commercial & foreign deposits      2,577       5.32        5.32              -        1,531        4.84        4.85          (0.01)
Federal funds purchased &
 short-term borrowings.......      3,205       5.69        5.69              -        2,808        5.13        5.18          (0.05)
Long-term debt...............      3,579       6.43        6.60          (0.17)       2,449        6.33        6.53          (0.20)
                                 -------                                            -------
 Total wholesale.............      9,361       5.87        5.93          (0.06)       6,788        5.50        5.59          (0.09)
                                 -------                                            -------

TOTAL INTEREST BEARING FUNDS.    $31,307       4.05        4.12          (0.07)     $29,758        3.82        3.98          (0.16)
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

  Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed-rate and pays a variable rate, while the counterparty pays the fixed-rate and receives the variable rate. As of June 30, 1997, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long-term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts. CoreStates' use of interest rate futures is a function of the mix of maturities/resets on short-term lending portfolios, volumes and terms of short-term retail certificates and market funding sources and the availability and attractiveness of other short-term assets. These portfolios include significant volumes and the terms are subject to maturity shifts between one month and one year.

  The following repricing schedule summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on June 30, 1997.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

Repricing Schedule of Interest Rate Swaps
-----------------------------------------
At June 30, 1997
----------------
(in millions)

                                                                      Years
                                      -----------------------------------------------------------------------------
                                       0-1        1-2           2-3       3-4       4-5        over 5       Total
                                      ------   ---------      ------   --------   --------   ---------   ----------
Receive Fixed/Pay Floating:
 Receive    Notional.............     $1,320      $1,621      $1,398     $1,608     $1,142      $1,049       $8,138
            Rate.................       6.27%       6.37%       6.75%      6.46%      6.62%       6.71%        6.52%
 Pay        Notional.............     $8,138                                                                 $8,138
            Rate.................       5.83%                                                                  5.83%
Pay Fixed/Receive Floating:
 Pay        Notional.............     $   10                  $   34                                         $   44
            Rate.................       8.60%                   8.95%                                          8.87%
 Receive    Notional.............     $   44                                                                 $   44
            Rate.................       5.91%                                                                  5.91%
Receive Floating/Pay Floating:
(Basis Swaps)
            Notional.............     $  151                                                                 $  151
 Receive    Rate.................       5.75%                                                                  5.75%
 Pay        Rate.................       5.58%                                                                  5.58%
Receive Fixed/Pay Floating(a):
(Forward Start)
 Receive    Notional.............                             $   50     $  285                 $  211       $  546
            Rate.................                               7.45%      6.66%                  6.01%        6.48%
 Start Date Notional.............     $  104      $  392      $   50                                         $  546

--------------------

(a)  Pay rate will be determined on forward start date.



   The following schedule illustrates CoreStates' interest rate risk related derivative activity during the second quarter of 1997:

Activity in Derivatives Products
--------------------------------
For the Quarter Ended June 30, 1997
-----------------------------------
(in millions)

                                        Interest   Interest    Interest
                                          rate       rate     rate caps       Other
Notional Amounts                         swaps     futures    and floors   derivatives   Total
----------------                        --------   --------   ----------   -----------   --------
As of  March 31, 1997.................    $8,893    $ 4,715       $1,551         $ 368    $15,527
Additions.............................       506      1,193           19           150      1,868
Terminated/restructured contracts(a)..       (36)         -            -             -        (36)
Maturities/amortization...............      (484)    (4,199)         (37)         (125)    (4,845)
                                          ------    -------       ------         -----    -------
As of June 30, 1997...................    $8,879    $ 1,709       $1,533         $ 393    $12,514
                                          ======    =======       ======         =====    =======

--------------------

(a)Gains and losses resulting from early terminations of these contracts are deferred and amortized over the remaining term of the underlying assets or liabilities. As of June 30, 1997, CoreStates had $2.4 million of deferred gains and $7.1 million of deferred losses related to terminated derivative contracts

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

  The most significant change in CoreStates' derivatives position during the quarter was the decline in interest rate futures. A decrease in retail savings certificates activity along with increased placement and loan volumes reduced the need for short-term hedges.

  Trading and Customer Related Derivative Activities - Corestates also engages in derivative market activities to provide risk management services for its customers and to manage securities trading positions in the securities unit.
The securities unit underwrites, brokers, and distributes securities to municipalities, institutional, and individual investors. In addition, the unit buys, sells, and securitizes mortgage loans and brokers loan servicing portfolios. The following schedule details the outstanding notional amounts and related fair values of trading and customer related derivative transactions as of June 30, 1997.

TRADING AND CUSTOMER RELATED DERIVATIVES
----------------------------------------
At June 30, 1997
----------------

(in millions)                         Notional   Net Assets        Positive      Negative
                                       amount    (liability)(a)  Market Value  Market Value
                                      ---------  ----------      ------------  ------------
Interest Rate Swaps:
 CoreStates receives fixed..........     $  691       $ 2.3             $ 4.0        $ (1.7)
 CoreStates pays fixed..............        820        (4.1)              2.0          (6.1)
Rate Locks:
 CoreStates receives fixed..........        220         0.2               0.2             -
 CoreStates pays fixed..............        210        (0.1)                -          (0.1)
Interest Rate Caps/Floors:
 Sold...............................      1,027        (3.4)                -          (3.4)
 Purchased..........................      1,126         3.4               3.4             -
Futures.............................         96         0.5               0.6          (0.1)
Commitments to purchase/sell
 whole mortgage loans and
 securities (including when-issued
 securities):
  Sold..............................         46        (0.1)              0.1          (0.2)
  Purchased.........................        100           -                 -             -
Other Options:
 Sold...............................        309        10.8              11.0          (0.2)
 Purchased..........................        316         0.8               0.8             -
Foreign exchange contracts..........      2,541         1.3              42.8         (41.5)
                                         ------       -----             -----        ------
Total Trading and Customer Related
 Derivatives........................     $7,502       $11.6             $64.9        $(53.3)
                                         ======      ======            ======        ======
--------------------

(a) Average net assets (liabilities) during 1997 were substantially the same as the net assets (liabilities) at June 30, 1997.




CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES


                                                                      Three Months Ended
                             -----------------------------------------------------------------------------------------------------
                                        June 30, 1997                       March  31, 1997                 June 30, 1996
                             ---------------------------------   --------------------------------   ------------------------------
                              Average                Income/      Average               Income/      Average             Income/
                              balance     Rate       expense      balance     Rate      expense      balance    Rate     expense
                             ----------   ------   -----------   ----------   ------   ----------   ---------   -----   ----------
                               (000,000)                  (000)    (000,000)                 (000)   (000,000)                (000)
INTEREST EARNING ASSETS
---------------------------
Time deposits, principally
 Eurodollars (a)...........   $   2,471     5.65%     $ 34,823    $   2,457     5.70%    $ 34,562   $   1,961    5.63%    $ 27,449
Investment securities (b):
U.S. Government............       2,228     6.16        34,220        2,440     6.10       36,699       3,484    6.08       52,684
State and municipal........         418     7.59         7,928          409     7.68        7,851         506    8.43       10,661
Other......................       1,100     6.43        17,625          993     6.04       14,779         893    6.44       14,304
                              ---------               --------    ---------              --------   ---------             --------
 Total investment
  securities...............       3,746     6.40        59,773        3,842     6.26       59,329       4,883    6.40       77,649
                              ---------               --------    ---------              --------   ---------             --------

Federal funds sold.........         172     6.01         2,576          178     4.80        2,106         442    5.92        6,509
Trading account securities.         317     7.91         6,265          139     7.27        2,526          80    8.39        1,677
Loans (b) (c) (d):
Domestic:
 Commercial, industrial
  and other................      14,891     8.98       333,208       14,225     8.86      310,728      13,132    8.96      292,575
 Real estate...............       9,300     8.16       189,096        9,450     8.32      193,958      10,353    8.59      221,000
 Consumer..................       4,859    12.13       146,899        4,790    12.01      141,846       4,401   11.48      125,583
 Financial institutions....         849     6.68        14,133          797     6.62       13,015         814    6.10       12,345
 Factoring receivables.....         490     9.55        11,664          430    10.74       11,387         525   10.50       13,710
 Lease financing...........       1,192     7.88        23,481        1,214     7.89       23,935       1,186    8.12       24,078
Foreign....................       2,094     6.65        34,732        1,897     6.23       29,120       1,254    6.36       19,823
                              ---------               --------    ---------              --------   ---------             --------
   Total loans, net of
    discounts..............      33,675     8.97       753,213       32,803     8.95      723,989      31,665    9.01      709,114
                              ---------               --------    ---------              --------   ---------             --------

   Total interest earning
    assets (d).............   $  40,381     8.51       856,650    $  39,419     8.46      822,512   $  39,031    8.47      822,398
                              =========    -----      --------    =========    -----     --------   =========   -----     --------
FUNDING SOURCES
---------------
Interest Bearing
 Liabilities (b):
Deposits in domestic offices:
 Commercial................   $   1,364     5.57        18,952    $     885     5.31       11,587   $     596    5.12        7,582
 NOW accounts (e)..........         411     1.03           946          439     0.84          819       1,713    0.86        3,375
 Money Market Accounts (e).       9,056     2.53        56,660        8,610     2.37       50,104       7,307    2.66       48,095
 Consumer savings..........       3,851     1.10        10,597        4,195     1.40       14,511       4,720    1.82       21,412
 Consumer certificates.....       8,628     5.15       110,699        8,797     5.15      111,818       9,230    5.08      116,648
Time deposits of overseas
 branches and subsidiaries.       1,213     5.04        15,249        1,298     4.70       15,040         935    4.67       10,850
                              ---------               --------    ---------              --------   ---------             --------
   Total interest bearing
    deposits (e)...........      24,523     3.50       213,103       24,224     3.42      203,879      24,501    3.44      207,962
                              ---------               --------    ---------              --------   ---------             --------
Short-term funds borrowed:
 Federal funds purchased...       1,475     5.66        20,803        1,214     5.20       15,557       1,460    5.03       18,254
 Commercial paper..........         872     5.64        12,268          728     5.46        9,798       1,059    5.35       14,093
 Other.....................         858     5.80        12,414          603     5.12        7,609         289    4.86        3,495
                              ---------               --------    ---------              --------   ---------             --------
   Total short-term funds
    borrowed...............       3,205     5.69        45,485        2,545     5.25       32,964       2,808    5.13       35,842
                              ---------               --------    ---------              --------   ---------             --------
Long-term debt.............       3,579     6.43        57,418        3,355     6.57       54,382       2,449    6.33       38,556
                              ---------               --------    ---------              --------   ---------             --------
   Total interest bearing
    liabilities............      31,307     4.05       316,006       30,124     3.92      291,225      29,758    3.82      282,360

Portion of non-interest
 bearing funding sources...       9,074                               9,295                             9,273
                              ---------               --------    ---------              --------   ---------             --------
   Total funding sources...   $  40,381     3.14       316,006    $  39,419     2.99      291,225   $  39,031    2.91      282,360
                              =========    -----      --------    =========    -----     --------   =========   -----     --------
Net interest income and
 net interest margin.......                 5.37%     $540,644                  5.47%    $531,287                5.56%    $540,038
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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND
 RATES - CONTINUED


                                                                      Three Months Ended
                             -----------------------------------------------------------------------------------------------------
                                        June 30, 1997                        March 31, 1997                   June 30, 1996
                             ----------------------------------   ---------------------------------   ----------------------------
                               Average                Income/       Average               Income/      Average            Income/
                               balance      Rate      expense       balance      Rate     expense      balance     Rate   expense
                             -----------   ------   -----------   -----------   ------   ----------   ---------   -----   --------
                              (000,000)                (000)       (000,000)               (000)      (000,000)            (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash.......................    $   2,838                            $   2,796                         $   2,833
Allowance for loan losses..         (701)                                (707)                             (712)
Other assets...............        2,606                                2,595                             2,443
                               ---------                            ---------                         ---------
 Total non-interest
  earning assets...........    $   4,743                            $   4,684                         $   4,564
                               =========                            =========                         =========

TOTAL AVERAGE ASSETS.......    $  45,124                            $  44,103                         $  43,595
---------------------------    =========                            =========                         =========

NON-INTEREST BEARING
 FUNDING SOURCES
---------------------------
Demand deposits:
 Domestic..................    $   7,779                            $   7,737                         $   7,637
 Foreign...................          379                                  395                               372
Other liabilities..........        2,255                                2,177                             1,981
Shareholders' equity.......        3,404                                3,670                             3,847
Non-interest bearing
 funding sources used to
 fund earning assets.......       (9,074)                              (9,295)                           (9,273)
                               ---------                            ---------                         ---------

  Total net non-interest
   bearing funding
   sources.................    $   4,743                            $   4,684                         $   4,564
                               =========                            =========                         =========

SUPPLEMENTARY AVERAGES
---------------------------
Net Federal funds purchased    $   1,303     5.61%      $18,227     $   1,036     5.27%     $13,451   $   1,018    4.64%   $11,745
Certificates of deposit in
 domestic
 offices over $100,000.....        1,954     5.52        26,890         1,481     5.37       19,620       1,123    4.95    $13,834
Average prime rate.........                  8.50                                 8.27                             8.25

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND
 RATES


                                                                             Six Months Ended
                                            ----------------------------------------------------------------------------------
                                                         June 30, 1997                            June 30, 1996
                                            --------------------------------------   -----------------------------------------
                                              Average                    Income/       Average                     Income/
                                              balance        Rate        expense       balance        Rate         expense
                                            ------------   ---------   -----------   -----------   ----------   --------------
                                             (000,000)                    (000)       (000,000)                     (000)

INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars
 (a)....................................     $   2,464        5.68%   $   69,385     $   1,880         5.64%      $   52,692
Investment securities (b):
U.S. Government.........................         2,334        6.13        70,919         3,652         6.06          110,031
State and municipal.....................           414        7.62        15,779           536         8.00           21,439
Other...................................         1,047        6.24        32,404           932         5.98           27,724
                                             ---------                ----------     ---------                    ----------
 Total investment securities............         3,795        6.33       119,102         5,120         6.25          159,194
                                             ---------                ----------     ---------                    ----------
Federal funds sold......................           175        5.40         4,682           488         5.72           13,892
Trading account securities..............           228        7.71         8,791           113         7.43            4,200
Loans (b) (c) (d):
Domestic:
 Commercial, industrial and other.......        14,560        8.92       643,936        12,952         9.03          581,602
 Real estate............................         9,374        8.24       383,054        10,503         8.63          450,616
 Consumer...............................         4,825       12.07       288,745         4,426        11.54          254,025
 Financial institutions.................           823        6.65        27,148           805         6.02           24,108
 Factoring receivables..................           460       10.11        23,051           513        10.68           27,243
 Lease financing........................         1,203        7.88        47,416         1,179         8.16           48,093
Foreign.................................         1,996        6.45        63,852         1,170         6.47           37,618
                                             ---------                ----------     ---------                    ----------
   Total loans, net of discounts........        33,241        8.96     1,477,202        31,548         9.07        1,423,305
                                             ---------                ----------     ---------                    ----------
   Total interest earning assets (d)....     $  39,903        8.49     1,679,162     $  39,149         8.49        1,653,283
                                             =========       -----    ----------     =========        -----       ----------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
Deposits in domestic offices:
 Commercial.............................     $   1,126        5.47        30,539     $     642         5.28           16,863
 NOW accounts (e).......................           425        0.93         1,765         2,304         1.09           11,364
 Money Market Accounts (e)..............         8,834        2.45       106,764         6,815         2.80           94,663
 Consumer savings.......................         4,022        1.26        25,108         4,734         1.90           44,701
 Consumer certificates..................         8,712        5.15       222,517         9,122         5.15          233,612
Time deposits of overseas branches
 and subsidiaries.......................         1,255        4.87        30,289           923         4.62           21,217
                                             ---------                ----------     ---------                    ----------
   Total interest bearing deposits (e)..        24,374        3.46       416,982        24,540         3.49          422,420
                                             ---------                ----------     ---------                    ----------
Short-term funds borrowed:
 Federal funds purchased................         1,346        5.45        36,360         1,542         5.14           39,418
 Commercial paper.......................           800        5.56        22,066         1,052         5.43           28,424
 Other..................................           731        5.52        20,023           324         4.81            7,757
                                             ---------                ----------     ---------                    ----------
   Total short-term funds borrowed......         2,877        5.50        78,449         2,918         5.21           75,599
                                             ---------                ----------     ---------                    ----------
Long-term debt..........................         3,468        6.50       111,800         2,444         6.37           77,405
                                             ---------                ----------     ---------                    ----------
   Total interest bearing liabilities...        30,719        3.99       607,231        29,902         3.87          575,424
Portion of non-interest bearing funding
 sources................................         9,184                                   9,247
                                             ---------                ----------     ---------                    ----------
   Total funding sources................     $  39,903        3.07       607,231     $  39,149         2.95          575,424
                                             =========       -----    ----------     =========        -----       ----------
Net interest income and net interest
 margin.................................                      5.42%   $1,071,931                       5.54%      $1,077,859
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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - CONTINUED


                                                                             Six Months Ended
                                          --------------------------------------------------------------------------------------
                                                       June 30, 1997                                June 30, 1996
                                          ----------------------------------------   -------------------------------------------
                                            Average                      Income/        Average                       Income/
                                            balance        Rate          expense        balance        Rate           expense
                                          ------------   -----------   -----------   -------------   ------------   ------------
                                           (000,000)                      (000)        (000,000)                       (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash....................................     $   2,817                                   $   2,864
Allowance for loan losses...............          (704)                                       (693)
Other assets............................         2,600                                       2,380
                                             ---------                                   ---------
 Total non-interest earning assets......     $   4,713                                   $   4,551
                                             =========                                   =========

TOTAL AVERAGE ASSETS....................     $  44,616                                   $  43,700
--------------------                         =========                                   =========

NON-INTEREST BEARING FUNDING SOURCES
------------------------------------
Demand deposits:
 Domestic...............................     $   7,758                                   $   7,635
 Foreign................................           387                                         381
Other liabilities.......................         2,216                                       1,894
Shareholders' equity....................         3,536                                       3,888
Non-interest bearing funding sources
 used to fund earning assets............        (9,184)                                     (9,247)
                                             ---------                                   ---------
  Total net non-interest bearing funding
   sources..............................     $   4,713                                   $   4,551
                                             =========                                   =========

SUPPLEMENTARY AVERAGES
----------------------
Net Federal funds purchased.............     $   1,170          5.46%      $31,678       $   1,054           4.87%       $25,526
Certificates of deposit in domestic
 offices over $100,000..................         1,719          5.46        46,510           1,165           5.11         29,568
Average prime rate......................                        8.43                                         8.29

PART II.  OTHER INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

  Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ------------------------------------------------------------

  The 1997 Annual Meeting of Shareholders ("the Meeting") of CoreStates was held on April 15, 1997. Notice of the Meeting was mailed to shareholders on or about March 4, 1997, together with proxy solicitation materials prepared in accordance with Section 14(a) of the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder.

  The  matters voted on at the Meeting were as follows:

        1.  the election of five directors (Matter No. 1);

        2. the approval of the adoption of the Amended and Restated Directors' Stock Plan (1997) (Matter No. 2);

        3. the approval of the adoption of the Amended and Restated Long-Term Incentive Plan (1997) (Matter No. 3); and

        4. the ratification of the selection of Ernst & Young LLP as CoreStates' independent auditors for the fiscal year ending December 31, 1997 (Matter No. 4).

  Matter No. 1
  ------------

  There was no solicitation in opposition to management's nominees for election to the Board of Directors as listed in the Proxy Statement dated March 4, 1997. All nominees for election to the Board of Directors were elected at the Meeting. The number of votes cast for or withheld for each of the nominees for election to the Board of Directors were as follows:



  Nominee                        For      Withheld
  -------                    -----------  ---------
  Ernest E. Jones            166,743,010  1,679,108
  Marlin Miller, Jr.         166,919,815  1,502,303
  James M. Seabrook          166,987,975  1,434,143
  Peter S. Strawbridge       166,843,133  1,578,985
  Judith M. von Seldeneck    166,880,540  1,541,578




  Matter Nos. 2, 3, and 4 were approved by shareholders at the Meeting. The votes cast on each of these matters were as follows:

                                   Abstentions and
 Matter       For        Against   Broker Nonvotes
--------  -----------  ----------  ---------------

No. 2     143,632,099   6,569,738        2,482,471
No. 3     119,742,208  30,507,345        2,434,756
No. 4     166,716,543     879,439          826,135

  Item 6:  EXHIBITS AND REPORTS ON FORM 8-K
  -----------------------------------------

(a) Exhibits - The following exhibits are filed herewith in connection with registration statement filed from time to time by the
               Corporation:

     11        Computation of Per Share Earnings

     12.1      Computation of Ratio of Earnings to Fixed Charges (Consolidated)

     12.2 Computation of Ratio of Earnings to Fixed Charges (Combined CoreStates Parent Company and Corestates Capital Corp.)

     27        Financial Data Schedule

(b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:


     1.  Date of Report:    April 15, 1997
         ---------------
         Item(s) Reported:  Reporting under Item 5 the information set forth in
         -----------------
         the earnings news release of CoreStates Financial Corp and the consolidated financial highlights (unaudited) of CoreStates Financial Corp.

     2.  Date of Report:  May 20, 1997
         ---------------
         Item(s) Reported:  Reporting under Item 5 the information set forth
         -----------------
         in the news release of CoreStates Financial Corp announcing the resignation of Samuel A. McCullough from the board of directors of CoreStates Financial Corp.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES



SIGNATURE
---------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CORESTATES FINANCIAL CORP



Date:  August 13, 1997                      By: /s/ Christopher J. Carey
                                            ----------------------------
                                            Christopher J. Carey
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer)