Form 10-Q
period 1997-09-30
CORESTATES FINANCIAL CORP
filed 1997-11-14
CIK 69952

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended September 30, 1997           Commission file number 0-6879

                          CORESTATES FINANCIAL CORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Pennsylvania                                     23-1899716
-------------------------------                  -------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                         Identification No.)


N.E. Corner Broad and Chestnut Streets
Philadelphia, Pennsylvania                                     19101
---------------------------------------          -------------------------------
(Address of principal executive offices)                     (Zip Code)

                                                           215-973-3827
                                                 -------------------------------
                                                 (Registrant's telephone number,
                                                       including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X  .    No      .
                                        -----        -----

Number of Shares of Common Stock Outstanding at November 3, 1997:  197,813,302

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

INDEX


PART I.    FINANCIAL INFORMATION


                                                                                  Page
                                                                                  ----
  Item 1 - FINANCIAL INFORMATION

           Consolidated Balance Sheets as of September 30, 1997 and
           December 31, 1996.................................................      3

           Consolidated Statements of Income for the Three and Nine
           Months Ended September 30, 1997 and 1996..........................      4

           Consolidated Statements of Changes in Shareholders'
           Equity for the Nine Months Ended September 30, 1997 and 1996......      5

           Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1997 and 1996.....................      6

           Notes to the Consolidated Financial Statements....................     7-8

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations...............................    9-37

  PART II. OTHER INFORMATION


  Item 6 - Exhibits and Reports on Form 8-K..................................     38

  SIGNATURE..................................................................     39


  EXHIBITS  3.1, 11, 12.1, 12.2, 27

PART I.       FINANCIAL INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)

                                                                               September 30,         December 31,
                                                                                   1997                  1996
                                                                               -------------         ------------
                                                                                (Unaudited)             (Note)
ASSETS
------
Cash and due from banks..............................................          $  3,166,454          $  3,462,287
Time deposits, principally Eurodollars...............................             3,043,723             2,443,154
Federal funds sold and securities purchased under
    agreements to resell.............................................               138,699               509,694
Trading account assets...............................................               326,717               122,317
Investments available-for-sale, at fair value........................             2,211,382             2,394,166
Investments held-to-maturity (fair value:
    1997 - $1,417,351; 1996 - $1,692,243)............................             1,413,351             1,689,058
Loans, net of unearned discounts of $220,485 in 1997
    and $234,607 in 1996 ............................................            35,085,285            32,777,032
    Less:  Allowance for loan losses.................................              (679,415)             (710,327)
                                                                               ------------          ------------
              Net loans..............................................            34,405,870            32,066,705
                                                                               ------------          ------------
Due from customers on acceptances....................................               790,548               738,077
Premises and equipment...............................................               626,760               625,876
Other assets ........................................................             1,467,105             1,442,860
                                                                               ------------          ------------
              Total assets...........................................           $47,590,609          $ 45,494,194
                                                                               ============          ============
LIABILITIES
-----------
Deposits:
    Domestic:
        Non-interest bearing.........................................          $  8,942,224          $  9,330,445
        Interest bearing.............................................            23,401,727            22,986,955
    Overseas branches and subsidiaries...............................             1,396,731             1,409,756
                                                                               ------------          ------------
              Total deposits.........................................            33,740,682            33,727,156
                                                                               ------------          ------------
Funds borrowed.......................................................             4,239,227             2,633,157
Bank acceptances outstanding.........................................               789,169               727,728
Other liabilities....................................................             1,924,257             1,661,162
Long-term debt.......................................................             3,784,179             3,049,297
                                                                               ------------          ------------
              Total liabilities......................................            44,477,514            41,798,500
                                                                               ------------          ------------

COMMITMENTS AND CONTINGENT LIABILITIES
--------------------------------------

SHAREHOLDERS' EQUITY
--------------------
Preferred stock: authorized 10.0 million shares; no
    shares issued....................................................                     -                     -
Common stock:  $1 par value; authorized 350.0 million
    shares; issued 223.599 million shares in 1997 and
    1996 (including treasury shares of 23.820 million
    in 1997 and 8.900 million in 1996, and unallocated
    shares held by the Employee Stock Ownership Plan
    ("ESOP") of 2.182 million in 1997 and 2.267 million
    in 1996).........................................................               223,599               223,599
Other common shareholders' equity, net...............................             2,889,496             3,472,095
                                                                               ------------          ------------
              Total shareholders' equity.............................             3,113,095             3,695,694
                                                                               ------------          ------------
              Total liabilities and shareholders' equity.............          $ 47,590,609          $ 45,494,194
                                                                               ============          ============

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date.

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands, except per share amounts)


                                                               Three Months Ended         Nine Months Ended
                                                                  September 30,             September 30,
                                                             -----------------------   -----------------------
                                                               1997          1996        1997           1996
                                                             --------      ---------   --------       --------
INTEREST INCOME
---------------
Interest and fees on loans:
     Taxable income ......................................   $  760,590   $  716,075   $2,221,554   $2,118,771
     Tax exempt income ...................................        5,201        6,009       15,759       19,409
Interest on investment securities:
     Taxable income ......................................       51,890       58,363      157,064      198,952
     Tax exempt income ...................................        3,950        5,855       13,006       17,952
Interest on time deposits in banks .......................       43,234       33,277      112,619       85,969
Interest on Federal funds sold, securities purchased under
    agreements to resell and other .......................        8,169        3,504       20,719       21,503
                                                             ----------   ----------   ----------   ----------
              Total interest income ......................      873,034      823,083    2,540,721    2,462,556
                                                             ----------   ----------   ----------   ----------
INTEREST EXPENSE
----------------
Interest on deposits .....................................      229,291      207,391      646,273      629,811
Interest on short-term funds borrowed ....................       53,586       35,780      132,035      111,379
Interest on long-term debt ...............................       59,663       39,564      171,463      116,969
                                                             ----------   ----------   ----------   ----------
              Total interest expense .....................      342,540      282,735      949,771      858,159
                                                             ----------   ----------   ----------   ----------
              NET INTEREST INCOME ........................      530,494      540,348    1,590,950    1,604,397
Provision for losses on loans ............................       50,000       40,000      143,000      188,767
                                                             ----------   ----------   ----------   ----------
              NET INTEREST INCOME AFTER PROVISION
                      FOR LOSSES ON LOANS ................      480,494      500,348    1,447,950    1,415,630
                                                             ----------   ----------   ----------   ----------
NON-INTEREST INCOME
-------------------
Service charges on deposit accounts ......................       63,039       57,863      180,958      172,779
Trust income .............................................       47,453       42,102      137,620      124,877
Fees for international services ..........................       31,445       27,130       84,194       74,805
Debit and credit card fees ...............................       25,261       22,417       70,729       65,041
Third party processing ...................................       19,389       14,075       58,136       42,543
Income from investment in EPS, Inc. ......................        7,499        7,469       22,109       22,192
Income from trading activities ...........................        9,591        2,763       25,377       15,880
Securities gains .........................................        5,023       31,135       14,857       55,476
Other operating income ...................................       26,777       31,677       82,872      101,105
                                                             ----------   ----------   ----------   ----------
              Total non-interest income ..................      235,477      236,631      676,852      674,698
                                                             ----------   ----------   ----------   ----------
NON-FINANCIAL EXPENSES
----------------------
Salaries, wages and benefits .............................      206,467      204,945      614,201      619,725
Net occupancy ............................................       36,286       39,856      110,876      120,201
Equipment expenses .......................................       30,320       29,427       92,717       90,360
Restructuring and merger-related charges .................            -       12,298            -      130,100
Other operating expenses .................................      136,749      145,327      386,906      399,154
                                                             ----------   ----------   ----------   ----------
              Total non-financial expenses ...............      409,822      431,853    1,204,700    1,359,540
                                                             ----------   ----------   ----------   ----------
INCOME BEFORE INCOME TAXES ...............................      306,149      305,126      920,102      730,788
--------------------------
Provision for income taxes ...............................      107,335      108,269      323,449      277,190
                                                             ----------   ----------   ----------   ----------
NET INCOME ...............................................   $  198,814   $  196,857   $  596,653   $  453,598
----------                                                   ==========   ==========   ==========   ==========
Average common shares outstanding ........................      199,817      220,409      205,316      219,802
                                                             ==========   ==========   ==========   ==========
PER COMMON SHARE DATA
---------------------
Net income ...............................................   $     1.00   $     0.89   $     2.91   $     2.06
                                                             ==========   ==========   ==========   ==========
Cash dividends declared ..................................   $     0.47   $     0.42   $     1.41   $     1.26
                                                             ==========   ==========   ==========   ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (unaudited) (in thousands)




                                                                          Common         Capital           Retained
                                                                           stock         surplus           earnings
                                                                         ---------      ----------        -----------
Nine Months Ended September 30, 1996
------------------------------------
Balances at beginning of year ...................................         $230,231      $1,225,167        $2,724,298
Net income ......................................................                                            453,598
Net change in unrealized gain on investments
   available-for-sale, net of tax................................                                            (33,264)
Treasury shares acquired (741 shares)............................
Treasury shares issued in merger (7,300 shares)..................           (7,300)        (33,288)         (192,042)
Repurchase and retirement of  common stock (1,340 shares)........           (1,340)        (43,559)          (12,804)
Common stock issued under employee benefit plans
   (1,575 new shares; 928 treasury shares).......................            1,575          55,521           (14,668)
Common stock issued under dividend reinvestment plan
   (31 new shares) (347 treasury shares).........................               31           1,727               (68)
ESOP shares committed for release (92 shares)....................                            1,454
Cash paid for fractional shares issued...........................                                               (341)
Foreign currency translation adjustments.........................                                              1,037
Common dividends declared........................................                                           (272,658)
                                                                          --------      ----------        ----------
Balances at end of period........................................         $223,197      $1,207,022        $2,653,088
                                                                          ========      ==========        ==========

Nine Months Ended September 30, 1997
------------------------------------
Balances at beginning of year....................................         $223,599      $1,234,522        $2,729,310
Net income.......................................................                                            596,653
Net change in unrealized gain on investments
   available-for-sale, net of tax................................                                              8,406
Treasury shares acquired (17,098 shares).........................
Common stock issued under employee benefit plans
   (1,734 treasury shares).......................................                           15,510           (49,740)
Common stock issued under dividend reinvestment plan
   (444 treasury shares).........................................                              330            (1,058)
ESOP shares committed for release (85 shares)....................                            2,587
Foreign currency translation adjustments.........................                                             (1,194)
Common dividends declared........................................                                           (291,802)
                                                                          --------      ----------        ----------
Balances at end of period........................................         $223,599      $1,252,949        $2,990,575
                                                                          ========      ==========        ==========


                                                                                         Unallocated
                                                                          Treasury          ESOP
Nine Months Ended September 30, 1996                                        stock          shares            Total
------------------------------------                                      --------       -----------     -----------
Balances at beginning of year ...................................      $  (250,465)       $(53,666)      $3,875,565
Net income ......................................................                                           453,598
Net change in unrealized gain on investments
   available-for-sale, net of tax................................                                           (33,264)
Treasury shares acquired (741 shares)............................          (28,294)                         (28,294)
Treasury shares issued in merger (7,300 shares)..................          232,630                                -
Repurchase and retirement of  common stock (1,340 shares)........                                           (57,703)
Common stock issued under employee benefit plans
   (1,575 new shares; 928 treasury shares).......................           33,079                           75,507
Common stock issued under dividend reinvestment plan
   (31 new shares) (347 treasury shares).........................           13,050                           14,740
ESOP shares committed for release (92 shares)....................                            2,250            3,704
Cash paid for fractional shares issued...........................                                              (341)
Foreign currency translation adjustments.........................                                             1,037
Common dividends declared........................................                                          (272,658)
                                                                       -----------        --------      -----------
Balances at end of period........................................      $         -        $(51,416)      $4,031,891
                                                                       ===========        ========       ==========

Nine Months Ended September 30, 1997
------------------------------------
Balances at beginning of year....................................      $  (437,580)       $(54,157)      $3,695,694
Net income.......................................................                                           596,653
Net change in unrealized gain on investments
   available-for-sale, net of tax................................                                             8,406
Treasury shares acquired (17,098 shares).........................         (986,575)                        (986,575)
Common stock issued under employee benefit plans
   (1,734 treasury shares).......................................           98,986                           64,756
Common stock issued under dividend reinvestment plan
   (444 treasury shares).........................................           23,277                           22,549
ESOP shares committed for release (85 shares)....................                            2,021            4,608
Foreign currency translation adjustments.........................                                            (1,194)
Common dividends declared........................................                                          (291,802)
                                                                       -----------        --------       ----------
Balances at end of period........................................      $(1,301,892)       $(52,136)      $3,113,095
                                                                       ===========        ========       ==========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


(in thousands)                                                                                    Nine Months Ended
                                                                                                     September 30,
                                                                                          ------------------------------
                                                                                              1997               1996
                                                                                          -----------        -----------
Operating Activities
--------------------
Net income .....................................................................          $   596,653        $   453,598
Adjustments to reconcile net income to net cash
provided by operating activities:
    Restructuring and merger-related charges....................................                    -            130,100
    Provision for losses on loans...............................................              143,000            188,767
    Provision for losses and writedowns on OREO.................................                2,012              2,753
    Depreciation and amortization...............................................               93,459             88,448
    Deferred income tax expense (benefit).......................................               32,250            (10,525)
    Securities gains............................................................              (14,857)           (55,476)
    (Increase) decrease in trading account assets...............................             (204,400)            90,418
    Increase (decrease) in due to factored clients..............................               77,028            (16,292)
    (Increase) decrease in interest receivable..................................              (13,895)            44,813
    Increase (decrease) in interest payable.....................................                8,776             (5,519)
    Other, net..................................................................               80,356            181,460
                                                                                          -----------        -----------
       Net Cash Provided by Operating Activities................................              800,382          1,092,545
                                                                                          -----------        -----------
Investing Activities
--------------------
Net increase in loans...........................................................           (2,462,447)        (1,895,346)
Proceeds from sales of loans....................................................              491,506            843,260
Loans originated or acquired - non-bank subsidiaries............................          (27,289,355)       (28,572,504)
Principal collected on loans - non-bank subsidiaries............................           26,758,059         28,274,066
Net increase in time deposits, principally Eurodollars..........................             (600,569)          (685,213)
Purchases of investments held-to-maturity.......................................             (445,244)          (372,596)
Purchases of investments available-for-sale.....................................             (549,954)        (1,430,753)
Proceeds from maturities of investments held-to-maturity........................              739,006          1,164,746
Proceeds from maturities of investments available-for-sale......................              678,077            767,581
Proceeds from sales of investments available-for-sale...........................               89,092            856,474
Net decrease in Federal funds sold and securities purchased under
    agreements to resell........................................................              370,995            551,235
Purchases of premises and equipment.............................................              (63,050)           (77,435)
Proceeds from sales and paydowns on OREO........................................               12,398             26,536
Other, net......................................................................               32,187             27,475
                                                                                          -----------        -----------
       Net Cash Used in Investing Activities....................................           (2,239,299)          (522,474)
                                                                                          -----------        -----------
Financing Activities
--------------------
Net increase (decrease) in deposits.............................................               13,312         (1,251,670)
Payment for sale of deposits....................................................                    -           (368,110)
Proceeds from issuance of long-term debt........................................            1,138,145            533,070
Retirement of long-term debt....................................................             (402,154)          (225,973)
Net increase in short-term funds borrowed.......................................            1,606,070            325,374
Cash dividends paid.............................................................             (297,510)          (236,987)
Purchases of treasury stock.....................................................             (986,575)           (28,294)
Repurchase and retirement of common stock.......................................                    -            (57,703)
Common stock issued under employee benefit plans................................               49,247             48,448
Other, net......................................................................               22,549             14,399
                                                                                          -----------        -----------
       Net Cash Provided by (Used in) Financing Activities......................            1,143,084         (1,247,446)
                                                                                          -----------        -----------
       Decrease In Cash And Due From Banks......................................             (295,833)          (677,375)
       ------------------------------------
       Cash and due from banks at January 1,....................................            3,462,287          3,662,143
                                                                                          -----------        -----------
       Cash and due from banks at September 30,.................................          $ 3,166,454        $ 2,984,768
                                                                                          ===========        ===========
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid during the period for:

       Interest.................................................................          $   940,995        $   863,678
                                                                                          ===========        ===========
       Income taxes.............................................................          $   191,007        $   248,505
                                                                                          ===========        ===========
Net cash received on interest rate swaps........................................          $    44,983        $    46,253
                                                                                          ===========        ===========

See accompanying notes to the consolidated financial statements.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
September 30, 1997

NOTE A -- BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements of CoreStates Financial Corp ("CoreStates") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation have been included. Certain amounts in prior periods have been reclassified for comparative purposes. Operating results for the nine-month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.


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


NOTE C -- LOAN PORTFOLIO

      Loans, net of unearned discounts, consist of the following (in thousands):

                                                            September 30,             December 31,
                                                                1997                      1996
                                                           --------------            ------------
Domestic:
     Commercial, industrial and other................      $ 15,800,229              $ 13,906,646
     Real estate:
        Construction and development.................           625,910                   554,924
        Residential..................................         4,312,171                 4,226,980
        Other........................................         4,284,944                 4,541,697
                                                           ------------              ------------
             Total real estate.......................         9,223,025                 9,323,601
                                                           ------------              ------------
     Consumer:
        Installment..................................         3,260,034                 3,319,970
        Credit card..................................         1,686,941                 1,674,921
                                                           ------------              ------------
             Total consumer..........................         4,946,975                 4,994,891
                                                           ------------              ------------
     Financial institutions..........................         1,362,525                 1,153,715
     Factoring receivables...........................           564,877                   411,280
     Lease financing.................................         1,217,578                 1,232,213
                                                           ------------              ------------
             Total domestic..........................        33,115,209                31,022,346
                                                           ------------              ------------
Foreign .............................................         1,970,076                 1,754,686
                                                           ------------              ------------
             Total loans.............................      $ 35,085,285              $ 32,777,032
                                                           ============              ============

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited) -- continued September 30, 1997

NOTE D -- OFF-BALANCE SHEET DERIVATIVE FINANCIAL INSTRUMENTS AND COMMITMENTS

     In the normal course of business, there are outstanding commitments and contingent liabilities which are not reflected in the financial statements. These include various financial instruments with off-balance sheet risk used in connection with CoreStates' asset and liability management and to provide for the needs of customers. These involve varying degrees of credit, interest rate and liquidity risk, but do not represent unusual risks for the Corporation and management does not anticipate any significant losses as a result of these transactions. See tables and discussion under "Interest Rate Risk Management" beginning on page 27 for more details on off-balance sheet instruments and derivative activities.

     The following is a summary of contractual or notional amounts of off-balance sheet commitments and derivative financial instruments (in thousands):

                                                                        September 30,           December 31,
                                                                            1997                    1996
                                                                        -------------           ------------
Standby letters of credit, net of participations..................      $  1,889,145            $  1,630,621
Commercial letters of credit......................................         1,503,337               1,262,593
Commitments to extend credit......................................        17,250,051              15,396,553
Unused commitments under credit card lines........................         4,493,830               4,173,013
When-issued securities:
     Commitments to purchase......................................            15,990                   1,770
     Commitments to sell..........................................           110,000                  75,120
Whole mortgage loans and securities:
     Commitments to purchase......................................            17,048                  17,280
     Commitments to sell..........................................            41,195                   7,965
Loans sold with recourse and loan servicing
     acquired with recourse.......................................           316,038                 361,410
Interest rate futures contracts:
     Commitments to purchase......................................         1,825,900               4,489,800
Commitments to purchase foreign and U. S. currencies..............         2,728,984               1,766,122
Interest rate swaps, notional principal amounts...................        11,068,963               9,850,708
Interest rate caps and floors:
     Written......................................................         1,728,073                 908,799
     Purchased....................................................         2,802,353               2,039,331
Tender option bonds...............................................           471,395                 148,711
Treasury float contracts..........................................           256,546                 270,358
Other derivative financial instruments............................           864,199                 597,261

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY
-------

     Earnings Review - In the third quarter of 1997, CoreStates Financial Corp
     ---------------
("CoreStates") recorded net income of $198.8 million, or $1.00 per share, compared to third quarter of 1996 net income of $196.9 million and operating earnings of $194.9 million, both equaling $0.89 per share. On a per share basis, third quarter of 1997 net income represented a 12.4% increase over the prior year third quarter. The increase in earnings per share primarily resulted from strong growth in non-interest income before 1996 significant and unusual items and from the decline in average common shares outstanding due to the common stock repurchase program, which added $0.04 to earnings per share after considering the unfavorable impact of $18.2 million of costs incurred to fund the repurchase program in the third quarter of 1997. For more detail regarding the common stock repurchase program see page 11. "Operating earnings" for the third quarter of 1996 have been defined for purposes of this earnings review as net income excluding net restructuring and merger-related charges, certain net investment gains and the SAIF Fund special assessment, all as discussed on pages 10 and 11.

     Net income, operating earnings, key financial ratios and per share information are summarized in the following table (in millions, except per share):

                                                                          Three                                         Nine
                                                Three Months Ended        Month              Nine Months Ended          Month
                                                   September 30,            %                   September 30,             %
                                              ----------------------     Increase          -----------------------     Increase
                                                1997          1996      (Decrease)           1997          1996       (Decrease)
                                              --------      --------     --------          ---------     ---------     --------
Net interest income (taxable equivalent
basis) ................................       $  536.0      $  546.7       (2.0)%          $ 1,607.9     $ 1,624.6      (1.0)%
                                              ========      ========                       =========      ========
Net income ............................       $  198.8      $  196.9        1.0            $   596.7     $   453.6      31.5
Exclude the following after-tax items:
   Net restructuring and merger-related
   charges ............................              -           7.7                               -         144.8
   Certain net investment gains .......              -         (18.6)                              -         (28.1)
   SAIF Fund Special Assessment .......              -           8.9                               -           8.9
                                              --------      --------                       ---------      --------
Operating earnings ....................       $  198.8      $  194.9        2.0            $   596.7      $  579.2       3.0
                                              ========      ========                       =========      ========
Operating earnings per share ..........       $   1.00      $   0.89       12.4            $    2.91      $   2.64      10.2
                                              ========      ========                       =========      ========

Return on average equity ..............          24.53%        19.53%(a)                       23.27%        19.76%(a)
Return on average assets ..............           1.71          1.79(a)                         1.77          1.77(a)
Net interest margin ...................           5.13          5.58                            5.32          5.55
Average common shares outstanding .....        199.817       220.409                         205.316       219.802


---------------------
(a) Calculated based on "Operating earnings."

     The $3.9 million improvement in third quarter of 1997 operating earnings was primarily due to a $27.6 million, or 13.3%, increase in non-interest income before certain net investment gains. The increase in non-interest income was mainly due to growth in revenues from fee-based services particularly income from trading activities, trust income, third party processing fees, international fees and service charges on deposits. This improvement was partially offset by a $9.8 million, or 1.8%, decrease in net interest income primarily due to $18.2 million of funding costs associated with the common stock repurchase program, a $4.4 million, or 1.1%, increase in non-financial expenses primarily related to higher technology expenses, and a $10.0 million increase in the provision for loan losses due to increased year to year levels of charge-offs against credit card and other consumer loans and a rise in commercial loan charge-offs.

     Returns on average equity and assets were 24.53% and 1.71%, respectively, in the third quarter of 1997, compared to 19.53% and 1.79%, respectively, in the third quarter of 1996. The return on average equity was positively affected by the common stock repurchase program.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

For the nine months ended September 30, 1997, net income was $596.7 million, or $2.91 per share. This compares to net income of $453.6 million, or $2.06 per share, and operating earnings of $579.2 million, or $2.64 per share for the 1996 nine-month period. The 10.2% increase in earnings per share for the 1997 nine-month period as compared to 1996 operating earnings per share primarily resulted from a $45.5 million, or 7.2%, increase in non-interest income, non-financial expense reductions of $10.5 million, or 0.9%, and from the decline in average common shares outstanding due to the common stock repurchase program, which added $0.10 to earnings per share after considering the unfavorable impact of $39.4 million of costs incurred to fund the repurchase program in the 1997 nine-month period. Operating earnings for the nine months ended September 30, 1996 exclude restructuring and merger-related charges, certain net investment gains and the SAIF Fund special assessment.

     Technology Initiatives - In November 1997, CoreStates announced the
     ----------------------
creation of a 10-year strategic technology alliance with Andersen Consulting designed to help CoreStates expand its access to improved technology skills and capabilities, strengthen CoreStates' competitive position by improving responsiveness and flexibility of the technologies that underlie CoreStates products and services, and increase the return on CoreStates' investments in those technologies. The alliance is a key part of CoreStates' strategy for growth, and is comprised of three major components: a program to develop new strategic technology applications; a business process management contract for applications development and maintenance; and a Year 2000 Initiative, already underway at CoreStates, as more fully described below.

     CoreStates has undertaken a corporate-wide program to prepare and convert CoreStates' computer systems and applications for year 2000 compliance. The cost for the Year 2000 Initiative to be incurred over 1997, 1998, and 1999 is estimated to be between $40 million and $60 million. CoreStates could also be affected by the century change to the extent that other entities not affiliated with CoreStates are unsuccessful in addressing this issue.

     Restructuring and Merger-Related Charges - In the second and third quarters
     ----------------------------------------
of 1996, CoreStates recorded pre-tax net restructuring and merger-related charges of $173.7 million and $12.3 million, respectively, primarily in connection with the acquisition of Meridian Bancorp, Inc. ("Meridian"). Included in the second quarter of 1996 charge was a $70.0 million provision for loan losses recorded in connection with a change in strategic direction related to Meridian's problem assets and to conform Meridian's consumer lending charge-off policies to those of CoreStates. The second and third quarter of 1996 restructuring and merger-related charges were net of pre-tax credits of $45.2 million related to gains on sales of branches in the second quarter and gains on the curtailment of pension benefits in both quarters. In the first quarter of 1996, CoreStates acquired United Counties Bancorporation, and recorded pre-tax net restructuring and merger-related charges of $14.1 million, $13.8 million or $0.06 per share after tax, primarily in connection with that transaction. The first quarter of 1996 restructuring and merger-related charges were net of pre-tax credits of $2.5 million related to gains on the curtailment of pension benefits and sales of branches resulting from prior process redesigns.

     The following table summarizes the activity in the restructuring accrual for the three and nine months ended September 30, 1997 (in millions):

                                                     Third               Nine
                                                    Quarter             Months
                                                      1997               1997
                                                      ----               ----
Balance at beginning of period................         $54               $108
Provision charged against income..............           -                  -
Cash outflow(a)...............................          (9)               (41)
Writedowns of assets..........................          (8)               (30)
                                                      ----               ----
Balance at end of period......................         $37                $37
                                                      ====               ====

---------------------
(a) CoreStates' liquidity has not been significantly affected by these cashflows.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

SUMMARY - continued
-------

     Certain Net Investment Gains - In the third quarter of 1996, CoreStates
     ----------------------------
recorded net pre-tax gains of $28.7 million, principally on the exchange of equity securities. In the second quarter of 1996, CoreStates recorded net pre-tax gains of $14.6 million on sales of investment securities, including an $18.8 million pre-tax gain on the sale of an equity investment in a foreign consumer finance company. That foreign equity investment gain was partially offset during the second quarter of 1996 by losses on the sale of a portion of a second foreign equity investment and on the sale of securities related to a realignment of Meridian's investment portfolio to conform to CoreStates' interest rate risk policies.

     SAIF Fund Special Assessment - On September 30, 1996, the Deposits
     ----------------------------
Insurance Fund Act of 1996 mandated a special one-time assessment on institutions carrying Savings Association Insurance Fund ("SAIF Fund") insured deposits. In the third quarter of 1996, CoreStates expensed $14.2 million, pre-tax, for that special assessment.

     Common Stock Repurchase Program - On October 15, 1996, the Board of
     -------------------------------
Directors authorized the management of CoreStates to repurchase up to 22 million shares of common stock, or approximately 10% of outstanding shares, through December 31, 1997. Acting under that authorization, 8.8 million shares of CoreStates' common stock were repurchased in 1996 and 12.3 million shares in the first nine months of 1997.

     On July 15, 1997, the Board of Directors authorized an extension of the common stock repurchase program permitting management to repurchase up to an additional 6 million shares, or approximately 3% of outstanding shares. Management is also authorized to repurchase additional shares to fulfill requirements of employee benefit and dividend reinvestment plans. Acting under the July 1997 authorization, 3.0 million shares of CoreStates' common stock were repurchased in the third quarter of 1997.

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

     CoreStates' five core businesses are: Global and Specialized Banking; Regional Banking; Retail Credit Services; Trust and Asset Management; and Third Party Processing. The following tables present the earnings contribution for the three and nine months ended September 30, 1997 and 1996. Each core business is comprised of well-defined business lines with market or product-specific missions.

Three Months Ended September 30,
($ in millions, taxable equivalent basis)

                                   Global and Specialized         Regional               Retail               Trust and Asset
                                          Banking                  Banking           Credit Services            Management
                                  ----------------------  -----------------------  ----------------------  ------------------------
                                     1997        1996        1997        1996         1997        1996        1997         1996
                                  ----------  ----------  ----------  -----------  ----------  ----------  -----------  -----------
Net interest income ............. $    153.4  $    142.9  $    282.2  $     280.2  $     75.4  $     76.3  $      16.5  $      13.2
Provision for losses on loans ...        3.5         8.0         1.7          7.1        44.2        24.7          0.6          0.6
Non-interest income .............       69.1        57.3        63.9         58.4        22.6        21.4         47.9         42.2
Non-financial expenses ..........      100.3        93.2       190.2        201.1        42.0        50.7         35.0         37.5
                                  ----------  ----------  ----------  -----------  ----------  ----------  -----------  -----------
Income before income taxes ......      118.7        99.0       154.2        130.4        11.8        22.3         28.8         17.3
Income tax expense ..............       45.8        38.9        56.8         47.4         4.1         8.7         10.4          6.1
                                  ----------  ----------  ----------  -----------  ----------  ----------  -----------  -----------
Net income ...................... $     72.9  $     60.1  $     97.4  $      83.0  $      7.7  $     13.6  $      18.4  $      11.2
                                  ==========  ==========  ==========  ===========  ==========  ==========  ===========  ===========

Return on assets ................       1.60%       1.67%       3.00%        2.37%       0.41%       0.69%        5.54%        3.44%
Return on equity ................      24.49%      24.80%      58.02%       43.97%       8.91%      15.07%       98.65%       55.70%
Average assets .................. $   18,095  $   14,278  $   12,880  $    13,958  $    7,431  $    7,871  $     1,318  $     1,295
Average equity ..................      1,181         964         666          751         343         359           74           80
                                          Third Party
                                          Processing             Corporate Center                          Total
                                    ----------------------  ---------------------------           ----------------------
                                       1997        1996        1997            1996                  1997        1996
                                    ----------  ----------  ----------      -----------           ----------  ----------
Net interest income................ $      5.4  $      5.0  $      3.1      $      29.1           $    536.0  $    546.7
Provision for losses on loans......          -           -           -             (0.4)                50.0        40.0
Non-interest income................       56.9        54.0       (24.9)(a)          3.3 (a,c)          235.5       236.6
Non-financial expenses.............       55.3        51.0       (13.0)(a)         (1.7)(a,b)          409.8       431.8
                                    ----------  ----------  ----------      -----------           ----------  ----------
Income (loss) before income taxes..        7.0         8.0        (8.8)            34.5                311.7       311.5
Income tax expense (benefit).......        1.8         2.8        (6.0)            10.7                112.9       114.6
                                    ----------  ----------  ----------      -----------           ----------  ----------
Net income (loss).................. $      5.2  $      5.2  $     (2.8)     $      23.8           $    198.8  $    196.9
                                    ==========  ==========  ==========      ===========           ==========  ==========

Return on assets...................       7.76%       6.31%      (0.18)%           1.67%                1.71%       1.80%
Return on equity...................      68.77%      60.84%      (1.20)%           5.32%               24.53%      19.74%
Average assets..................... $      266  $      328  $    6,162      $     5,682           $   46,152  $   43,412
Average equity.....................         30          34         922            1,780                3,216       3,968

-------------------
(a) Includes eliminations for intercompany third party processing fees of $26.3 million and $28.2 million in 1997 and 1996, respectively.

(b) Includes net restructuring and merger-related charges of $12.3 million and the SAIF Fund special assessment of $14.2 million.

(c) Includes a net gain of $28.7 million principally from the exchange of equity securities.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

Nine Months Ended September 30,
($ in millions, taxable equivalent basis)

                                  Global and Specialized           Regional                 Retail             Trust and Asset
                                         Banking                   Banking              Credit Services           Management
                                  ---------------------      -------------------      -------------------    ---------------------
                                    1997         1996          1997       1996          1997       1996        1997         1996
                                  --------     --------      --------   --------      --------   --------    --------     --------
Net interest income.............. $  443.4     $  410.3      $  841.2   $  840.3      $  229.0   $  221.0    $   42.3     $   38.1
Provision for losses on loans....     25.8         22.9          14.8       21.5         101.6       74.0         1.6          1.7
Non-interest income..............    197.9        171.6         183.8      177.7          63.2       65.5       139.1        125.4
Non-financial expenses...........    290.1        268.5         562.1      593.6         127.1      144.6       105.0        114.1
                                  --------     --------      --------   --------      --------   --------    --------     --------
Income before income taxes.......    325.4        290.5         448.1      402.9          63.5       67.9        74.8         47.7
Income tax expense...............    124.8        114.1         164.5      146.4          22.4       25.8        27.0         17.2
                                  --------     --------      --------   --------      --------   --------    --------     --------
Net income....................... $  200.6     $  176.4      $  283.6   $  256.5      $   41.1   $   42.1    $   47.8     $   30.5
                                  ========     ========      ========   ========      ========   ========    ========     ========

Return on assets.................     1.57%        1.70%         2.94%      2.36%         0.73%      0.71%       5.04%        2.88%
Return on equity.................    24.16%       26.45%        56.93%     46.18%        15.84%     15.16%      91.30%       58.20%
Average assets................... $ 17,131     $ 13,856      $ 12,891   $ 14,533      $  7,514   $  7,946    $  1,269     $  1,416
Average equity...................    1,110          891           666        742           347        371          70           70
                                          Third Party
                                          Processing                Corporate Center                       Total
                                    ----------------------     ------------------------          -------------------------
                                       1997         1996          1997           1996               1997           1996
                                    ---------    ---------     ---------      ---------          ---------       ---------
Net interest income..............   $    14.5    $    13.3     $    37.5      $   101.6          $ 1,607.9       $ 1,624.6
Provision for losses on loans....         0.1          0.1          (0.9)          68.6 (b)          143.0           188.8
Non-interest income..............       171.2        153.9         (78.3)(a)      (19.4)(a,c)        676.9           674.7
Non-financial expenses...........       166.9        144.7         (46.5)(a)       94.0 (a,b,d)    1,204.7         1,359.5
                                    ---------    ---------     ---------      ---------          ---------       ---------
Income (loss)before income taxes.        18.7         22.4           6.6          (80.4)             937.1           751.0
Income tax expense (benefit).....         6.0          7.8          (4.3)         (13.9)             340.4           297.4
                                    ---------    ---------     ---------      ---------          ---------       ---------
Net income (loss)................   $    12.7    $    14.6     $    10.9      $   (66.5)         $   596.7       $   453.6
                                    =========    =========     =========      =========          =========       =========

Return on assets.................        5.90%        5.67%         0.24%         (1.61)%             1.77%           1.39%
Return on equity.................       54.77%       62.91%         1.21%         (4.91)%            23.27%          15.48%
Average assets...................   $     288    $     344     $   6,041      $   5,508          $  45,134       $  43,603
Average equity...................          31           31         1,204          1,810              3,428           3,915

---------------------
(a) Includes eliminations for intercompany third party processing fees of $81.3 million and $77.1 million in 1997 and 1996, respectively.

(b) Includes net restructuring and merger-related charges of $70.0 million in the provision for losses on loans and $130.1 million in non-financial expenses.

(c)  Includes net investment gains of $43.3 million.

(d)  Includes the SAIF Fund special assessment of $14.2 million.

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

     The Corporate Center includes the income and expense impact of unallocated equity; unusual or non-recurring items (such as restructuring, merger-related charges and the SAIF Fund special assessment) not attributable to the operating activities of the major business areas; emerging business activities not directly related to the five major business areas; eliminations of intercompany business line transactions; and miscellaneous items.

     Global and Specialized Banking includes the following business lines:
     ------------------------------
Specialized Banking, Secured Lending, Real Estate, Large Corporate Banking, Congress Financial Corporation ("Congress Financial"), International Banking, Investment Banking and Cash Management. Net income for third quarter of 1997 increased $12.8 million, or 21.3%, above the third quarter of 1996. For the 1997 nine-month period, net income increased $24.2 million, or 13.7%, above 1996 year-to-date. The favorable variances for both the quarter and nine-month period were due to increases in net interest income and non-interest income, partially offset by increases in non-financial expenses and the provision for losses on loans.

     Net interest income for the third quarter of 1997 increased $10.5 million, or 7.3%, over the third quarter of 1996 and $33.1 million, or 8.1%, above 1996 year-to-date primarily due to the impacts of increases in average loans, average demand deposits, and fees on loans. Average loan volume increased $2.8 billion, or 22.4%, over third quarter 1996, and $2.7 billion, or 23.1%, above 1996 year-to-date, due to growth in Specialized Lending, International Banking, and the Healthcare and Retail & Apparel Banking Groups within Large Corporate. Average demand balances increased $119.0 million, or 6.8%, above the third quarter of 1996, and $47.5 million, or 2.6%, over 1996 year-to-date due largely to higher balances maintained by customers to pay for services. Fees on loans increased $0.8 million, or 8.8%, above third quarter 1996, and $4.3 million, or 27.5%, above prior year-to-date due to fees collected on new loans and several large termination fees.

     Non-interest income increased $11.8 million, or 20.6%, from the third quarter of 1996, and $26.3 million, or 15.3%, above 1996 year-to-date due primarily to increases in international service fees, service charges on deposits and income from trading activities. International service fees increased $3.9 million or 14.6% for the third quarter of 1997 and $8.9 million or 12.1% for the nine-month period principally due to increased trade payment activity in the offshore branches. Service charges on deposits increased $2.3 million or 13.8% for the third quarter 1997 and $4.6 million or 9.2% for the 1997 nine-month period primarily reflecting increases in cash management activities.

     Non-financial expenses increased $7.1 million, or 7.6%, from the third quarter of 1996, and $21.6 million, or 8.0%, over 1996 year-to-date due to increases in personnel expenses, Congress Financial direct expenses and processing costs.

     Regional Banking includes Retail Banking and Delivery, Small Business
     ----------------
Lending, Commercial Business Lending and Middle Market Lending. Net income for the third quarter of 1997 was $97.4 million, up $14.4 million, or 17.3%, from the third quarter of 1996. The increase was principally due to declines in operating expenses resulting from merger synergies and branch closings/sales, an increase in non-interest income related to ATM surcharging and price increases on service charges on deposits and an increase in net interest income primarily resulting from increases in deposit interest rate spreads. For the 1997 nine-month period, net income was $283.6 million, up $27.1 million, or 10.6%, from 1996 year-to-date. The increase for the nine-month period was primarily the result of reduced non-financial expenses.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

     Net interest income for the third quarter of 1997 increased $2.0 million, or 0.7%, from the third quarter of 1996. The increase was mainly attributable to the impact of a 15 basis point increase in the interest rate spreads earned on deposits driven by pricing strategies implemented in the second quarter of 1997. Quarter-to-quarter increases also occurred in installment and revolving credit loan interest rate spreads which increased 28 basis points and 41 basis points, respectively. Partially offsetting the impacts of improved interest rate spreads were declines in average deposit volumes of $1.5 billion, or 6.0%, and in average loan outstandings of $338 million, or 2.9%. The deposit decline resulted from a combination of runoff resulting from the Meridian merger and overall competitive pressures in the market. The loan decline mainly resulted from the securitization of $382 million in home equity loans during 1996 and run-off in revolving credit loans.

     For the 1997 nine-month period, net interest income increased $0.9 million, or 0.1%, from the same period in 1996. Deposit spreads rose by 18 basis points while installment and revolving loan spreads were up 34 basis points and 26 basis points, respectively. Offsetting the favorable impacts of wider interest rate spreads were declines in average deposit volumes of $1.2 billion, or 4.7%, and average loan outstandings of $466 million, or 4.0%. Combined commercial loan/commercial real estate loan spreads declined 9 basis points.

     Non-interest income for the third quarter of 1997 increased $5.5 million, or 9.4%, from the third quarter of 1996. Service charges on deposits increased $2.8 million quarter-to-quarter mainly due to price increases implemented on business deposit accounts. Delivery channel income (including ATM, PC banking, and telephone banking fees) rose $1.8 million influenced by ATM surcharges levied on all non-CoreStates Bank customer ATM transactions. CoreStates began surcharging in the fourth quarter of 1996. Year-to-date, non-interest income in 1997 rose $6.1 million, or 3.4%, from the same period in 1996. The improvement was driven by increases in delivery channel income and service charges on deposits, partially offset by a decline in income from home equity loan securitizations.

     Non-financial expenses for the third quarter of 1997 declined $10.9 million, or 5.4%, from the third quarter of 1996. Personnel expenses declined $5.2 million, or 6.8%, while non-personnel expenses declined $5.7 million, or 4.6%, primarily due to branch closings/sales and operational efficiencies related to the Meridian merger. Year-to-date, non-financial expenses in 1997 declined $31.5 million, or 5.3%, from the same period in 1996 for the reasons noted above.

     Retail Credit Services includes the following major business lines: Credit
     ----------------------
Card, Dealer Services, Educational Lending, Mortgage Services, Card Linx (CoreStates' merchant processing business) and SynapQuest (CoreStates' consumer and commercial card processing company). Net income for Retail Credit Services was $7.7 million in the third quarter of 1997, which was $5.9 million, or 43.4%, below the third quarter of 1996. For the 1997 nine-month period net income was $41.1 million, which was $1.0 million, or 2.4%, below 1996 year-to-date. Prior year results have been restated for the reclassification of SynapQuest into Retail Credit Services from Third Party Processing. The decrease in net income is primarily attributable to a higher provision for losses on loans (primarily Credit Card).

     Net interest income for the third quarter of 1997 decreased $0.9 million, or 1.2%, from the third quarter of 1996. This decrease is primarily due to the compression of interest rate spreads earned on the indirect auto and auto leasing portfolios. On a year-to-date basis, net interest income was $8.0 million, or 3.6%, above 1996, due primarily to a $100 million increase in average outstandings. Credit Card net interest income is a key driver to this favorable variance and is $6.7 million higher than 1996.

     The provision for loan losses for the third quarter of 1997 increased by $19.5 million, or 78.9%, over the third quarter of 1996. The increase was primarily due to higher credit card loan charge-offs. Higher credit card charge-offs are an industry-wide trend also being experienced by CoreStates. Credit card outstandings past due 90 days or more as to the payment of principal or interest were $23 million at September 30, 1997. On a year-to-date basis, the provision for loan losses was $27.6 million, or 37.3%, above 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

     Non-interest income for the third quarter of 1997 increased by $1.2 million, or 5.6%, from 1996. This increase was primarily due to higher credit card fees. Non-interest income on a year-to-date basis was $2.3 million, or 3.5%, below 1996 primarily due to a $2.4 million decrease in merchant fee income. The decrease resulted from customer attrition during the second and third quarters of 1996 due to bank acquisitions, systems conversions and repricing of unprofitable relationships. Also, credit life insurance fee income for the 1997 nine-month period was $2.0 million lower than 1996. Partially offsetting these year-to-date unfavorable variances was higher credit card fees of $2.1 million.

     Non-financial expenses for the third quarter of 1997 decreased by $8.7 million, or 17.2%, from 1996. The decline in expenses was primarily due to merger-related efficiencies that impacted personnel, occupancy and outside services hired expenses. A reduction in marketing expense also contributed to the decline. The expense savings were partially offset by volume related expense growth. On a year-to-date basis, non-financial expenses were below 1996 by $17.5 million, or 12.1%, essentially for the same reasons stated above.

     Trust and Asset Management is organized into four business lines: Personal
     --------------------------
Trust (including Private Banking), Institutional Trust, Retirement Plan Services and Investment Management. CoreStates' remaining Corporate Trust Business, previously included in Institutional Trust, was sold in the fourth quarter of 1996. Net income of $18.4 million in the third quarter of 1997 increased $7.2 million, or 64.3%, over the third quarter of 1996. For the 1997 nine-month period, net income of $47.8 million increased $17.3 million, or 56.7%, over the same period of 1996. Increases in net interest income and trust fee income as well as reduced non-financial expenses all contributed to the improvement in net income.

     Net interest income increased $3.3 million, or 25.0%, in the third quarter of 1997 compared to the same period in 1996 and increased $4.2 million, or 11.0%, on a year-to-date basis. These increases were due to increased partnership investment income related to market value increases, commercial loan growth in Private Banking, increased money market account deposits related to additional customer sweep balances and increased demand deposit balances. These favorable variances are partially offset by increased overdraft balances.

     Non-interest income increased $5.7 million, or 13.5%, in the third quarter of 1997 compared to the same period in 1996 and increased $13.7 million, or 10.9%, on a year-to-date basis. Excluding Corporate Trust fees for all periods, non-interest income increased $6.3 million, or 15.1%, for the third quarter and $15.3 million, or 12.4%, on a year-to-date basis. These improvements resulted primarily from increases in Personal and Institutional fees primarily due to increased asset values.

     Non-financial expenses decreased $2.5 million, or 6.7%, in the third quarter of 1997 compared to the same period in 1996, and decreased $9.1 million, or 8.0%, on a year-to-date basis. Excluding Corporate Trust, expenses would have decreased $2.2 million, or 5.9%, for the third quarter and $8.2 million, or 7.3%, on a year-to-date basis. These expense reductions are associated with savings achieved in all business lines related to merger-related efficiencies.

     Third Party Processing consists of the QuestPoint specialty transaction
     ----------------------
processing units, earnings from CoreStates' investment in Electronic Payment Services, Inc. ("EPS") and earnings from CoreStates Bank's Financial Institutions Division ("FID"). The QuestPoint processing units include:
QuestPoint Check Services ("Check Services"), a provider of check processing and payment services to CoreStates and other financial institutions, and QuestPoint Remittance Services ("Remittance Services"), a leading supplier of remittance processing services nationwide with processing sites in key markets in the United States and Canada. EPS, Inc. is a leading provider of ATM and POS processing services. FID sells correspondent bank services to financial institutions in the United States. FID cash letter volumes are processed by contract with Check Services.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

BUSINESS LINE RESULTS - continued
---------------------------------

     Third Party Processing ("TPP") net income for the third quarter of 1997 was $5.2 million which was level with the same period last year. Net income for the nine months ended September 30, 1997 was $12.7 million compared to $14.5 million for the same period last year. Prior year results have been restated for the re-classification of SynapQuest into Retail Credit Services and for the inclusion of FID in Third Party Processing.

     TPP net interest income for the third quarter of 1997 was $5.4 million, an increase of $0.4 million, or 8.0%, from the same period last year. For the 1997 nine-month period, net interest income increased $1.2 million, or 9.0%, over year-to-date 1996. The increase over prior year is due primarily to the impact of higher average demand deposit balances within FID.

     TPP non-interest income for the third quarter of 1997 totaled $56.9 million including $26.0 million for the CoreStates intercompany business, $7.5 million for EPS, Inc. and $23.4 million of other external QuestPoint/FID revenue. This compares to a third quarter of 1996 revenue total of $54.0 million including $28.2 million for the CoreStates intercompany business, $7.5 million of EPS revenue and $18.3 million of other external QuestPoint/FID revenue. The CoreStates intercompany business, which contributes 46.0% of the TPP revenue base, decreased $2.2 million, or 8.0%. External QuestPoint/FID revenue accounts for 41.0% of the revenue base and increased $5.1 million or 28.0% for 1997. The investment in EPS, Inc. contributes the remaining revenue stream and was unchanged from the same period last year.

     Revenue from the CoreStates intercompany business declined slightly from the same period last year due to the repricing of services on January 1, 1997. The acquisition of five check processing centers in October 1996 contributed $2.3 million to the external revenue growth. The remaining increase is primarily the result of new business within Check Services and Remittance Services. Income from the investment in EPS reflects CoreStates' share in EPS net income, interest income on a 6.45% note and income from the amortization of a deferred gain. Year-to-year, the lower interest income on the note, which is being paid down at a rate of $6.5 million per quarter by EPS, is offset by higher EPS equity related income.

     TPP revenue for the first nine months of 1997 totaled $170.9 million including $81.1 million for the CoreStates intercompany business, $67.7 million of external QuestPoint/FID revenue and $22.1 million for EPS. This compares to a 1996 revenue total for the same period of $153.9 million including $78.0 million for the CoreStates intercompany business, $53.7 million of external QuestPoint/FID revenue and $22.2 million for EPS. The year-to-date revenue growth for the first nine months of 1997 was $17.0 million or 11%. The CoreStates intercompany business increased $3.1 million or 4% year-to-year. External QuestPoint/FID gained $14.0 million or 21% year-to-year, primarily due to the same reasons as above. Revenues for EPS were level with prior years.

     TPP non-financial expenses for the third quarter 1997 were $55.3 million, an increase of $4.3 million, or 8.4%, from the third quarter of 1996. For the 1997 nine-month period, non-financial expenses increased $22.2 million, or 15.3%, from 1996 year-to-date. Most of the increase supports the addition of new business; including the check processing centers acquisition in Check Services and overall Remittance Services volume growth. Higher benefit cost within Remittance Services also contributes to the year-to-year increase.

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------------------

     Net interest income on a taxable equivalent basis for the third quarter of 1997 was $536.0 million, a decrease of $10.7 million, or 2.0%, as compared to the third quarter of 1996, principally due to $18.2 million of funding costs associated with the common stock repurchase program. The net interest margin was 5.13% for the third quarter of 1997, a decrease of 45 basis points compared to the third quarter of 1996. The decrease in the net interest margin was primarily the result of the impacts of the cost of funding the common stock repurchase program; the higher replacement cost of funding due to a decline of $1.2 billion, or 5.2%, in average customer savings, NOW, money market savings deposits and customer certificates; and a narrowing of interest rate spreads earned on loans. These decreases were partially offset by the impacts of an increase in average loan volume of $2.4 billion, or 7.4%, and the repricing of deposits in the second quarter of 1997.

      Compared to the second quarter of 1997 tax equivalent net interest income for the third quarter of 1997 decreased $4.6 million, or 0.9%, and the net interest margin declined 24 basis points principally due to the higher replacement cost of funding due to a $677 million, or 3.1%, decrease in average deposit volumes, higher funding costs associated with the common stock repurchase plan, and narrowing interest rate spreads earned on loans. These decreases were partially offset by the repricing of deposits and the impact of one more day in the quarter which resulted in a $3.3 million increase in net interest income.

      Taxable equivalent net interest income for the nine months ended September 30, 1997 decreased $16.7 million, or 1.0%, and the net interest margin declined 23 basis points to 5.32% as compared to the 1996 nine-month period. The declines in the net interest income and net interest margin resulted from $39.4 million of funding costs associated with the common stock repurchase program, one less day in the 1997 nine-month period and a $1.1 billion, or 4.9%, decline in average consumer savings, NOW and money market account deposits as well as customer certificates.

      The following table compares taxable equivalent net interest income for the three months ended September 30, 1997 versus the third quarter of 1996 and the second quarter of 1997, and for the nine months ended September 30, 1997 versus the 1996 nine-month period, respectively (in millions):

Taxable Equivalent Net Interest Income
--------------------------------------


                                                 Three Months Ended                       Increase (decrease)
                                       --------------------------------------       -----------------------------
                                       Sept. 30,      Sept. 30,      June 30,       Sept. 1997/       Sept. 1997/
                                          1997          1996            1997        Sept. 1996        June 1997
                                       ---------     ----------    ----------       -----------       -----------

Total interest income............       $873.0         $823.1         $850.3          $ 49.9             $22.7
Tax equivalent adjustment........          5.5            6.3            6.3            (0.8)             (0.8)
                                        ------         ------         ------          ------             -----
Tax equivalent interest income...        878.5          829.4          856.6            49.1              21.9
Total interest expense...........        342.5          282.7          316.0            59.8              26.5
                                        ------         ------         ------          ------             -----
Taxable equivalent net
    interest income..............       $536.0         $546.7         $540.6          $(10.7)            $(4.6)
                                        ======         ======         ======          ======             =====

Interest rate spread.............         4.21%          4.63%          4.46%
Net interest margin..............         5.13%          5.58%          5.37%



                                          Nine Months Ended
                                       ------------------------
                                       Sept. 30,      Sept. 30,      Increase/
                                          1997           1996        (decrease)
                                       ---------      ---------      ----------

Total interest income............      $2,540.7       $2,462.5        $ 78.2
Tax equivalent adjustment........          17.0           20.2          (3.2)
                                       --------       --------        ------
Tax equivalent interest income...       2,557.7        2,482.7          75.0
Total interest expense...........         949.8          858.1          91.7
                                       --------       --------        ------
Taxable equivalent net
    interest income..............      $1,607.9       $1,624.6        $(16.7)
                                       ========       ========        ======

Interest rate spread.............          4.40%          4.62%
Net interest margin..............          5.32%          5.55%


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued


NET INTEREST INCOME - continued

         The following rate/volume analyses on a taxable equivalent basis illustrate the underlying factors producing these increases (decreases) in tax equivalent net interest income (in millions):


Rate/Volume Analysis                        Increase (decrease) in interest              Increase (decrease) in interest
--------------------                     -------------------------------------        --------------------------------------
                                                  Three Months Ended                            Three Months Ended
                                                September 30, 1997/1996                   September 30, 1997/June 30, 1997
                                         -------------------------------------        --------------------------------------

                                        Income/         Change attributable to        Income/       Change attributable to
                                        expense         ----------------------        expense       ----------------------
                                        -------         Volume           Rate         -------       Volume            Rate
                                                        ------           ----                       ------            ----
Interest earning assets
-----------------------
Time deposits-Eurodollars.......         $ 10.0         $  8.0           $ 2.0          $ 8.4       $  6.4           $ 2.0
Investment securities...........           (9.4)         (10.0)            0.6           (1.8)        (0.9)           (0.9)
Federal funds sold..............           (0.8)          (1.3)            0.5           (0.5)        (0.8)            0.3
Trading account securities......            6.0            2.5             3.5            0.4            -             0.4
Loans:
    - Domestic..................           32.7           42.6            (9.9)          15.9         14.9             1.0
    - Foreign...................           10.6           10.3             0.3           (0.5)         0.4            (0.9)
                                         ------         ------           -----           ----        -----           -----
        Total interest income...           49.1           52.1            (3.0)          21.9         20.0             1.9
                                         ------         ------           -----           ----        -----           -----

Interest bearing funds
----------------------
Deposits:
    Domestic:
        Commercial..............           25.0           19.9             5.1           12.0         11.5             0.5
        Other...................           (7.9)          (8.3)            0.4            2.4         (1.1)            3.5
    Overseas....................            4.8            3.9             0.9            1.8          1.9            (0.1)
Funds borrowed:
    Federal funds purchased.....           (1.4)          (2.7)            1.3           (0.4)         0.5            (0.9)
    Other.......................           19.2            9.0            10.2            8.5          8.5               -
Long-term debt..................           20.1           17.4             2.7            2.2            -             2.2
                                         ------         ------          ------           ----         ----           -----
    Total interest expense......           59.8           39.2            20.6           26.5         21.3             5.2
                                         ------         ------          ------           ----         ----           -----

Net interest income.............         $(10.7)        $ 12.9          $(23.6)         $(4.6)       $(1.3)          $(3.3)
-------------------                      ======         ======          ======          =====        =====           =====

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NET INTEREST INCOME - continued
-------------------



Rate/Volume Analysis                      Increase (decrease) in interest
--------------------                    -----------------------------------
                                                 Nine Months Ended
                                              September 30, 1997/1996
                                        -----------------------------------
                                                     Change attributable to
                                        Income/      ----------------------
                                        expense      Volume          Rate
                                        -------      -------        -------
Interest earning assets
-----------------------
Time deposits-Eurodollars.......        $ 26.7       $ 24.4         $ 2.3
Investment securities...........         (49.5)       (51.1)          1.6
Federal funds sold..............         (10.0)       (10.2)          0.2
Trading account securities......          10.6          8.2           2.4
Loans:
    - Domestic..................          60.4         89.1         (28.7)
    - Foreign...................          36.8         36.6           0.2
                                         -----       ------        ------
        Total interest income...          75.0         97.0         (22.0)
                                         -----       ------        ------

Interest bearing funds
----------------------
Deposits:
    Domestic:
        Commercial..............          38.7         34.0           4.7
        Other...................         (36.1)       (16.9)        (19.2)
    Overseas....................          13.9         11.5           2.4
Funds borrowed:
    Federal funds purchased.....          (4.5)        (7.8)          3.3
    Other.......................          25.2         14.6          10.6
Long-term debt..................          54.5         49.8           4.7
                                         -----       ------        ------
    Total interest expense......          91.7         85.2           6.5
                                         -----       ------        ------

Net interest income.............        $(16.7)      $ 11.8        $(28.5)
                                        ======       ======        ======

-------------------

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

     The effect of non-performing loans on interest income and net interest income for the three and nine-month periods ended September 30, 1997 and 1996 was as follows (in millions):

                                                                                Three              Nine
                                                                             Months Ended       Months Ended
                                                                             September 30,      September 30,
                                                                            --------------     ---------------
                                                                            1997      1996     1997       1996
                                                                            ----      ----     ----       ----
Interest income due on non-performing loans in accordance with
     their original terms............................................       $5.4      $5.0     $15.6     $13.9
Interest income on non-performing loans reflected in total
     interest income.................................................        2.3       4.7       7.4       9.1
                                                                            ----      ----     -----     -----
Net reduction in interest income.....................................       $3.1      $0.3     $ 8.2     $ 4.8
                                                                            ====      ====     =====     =====


CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES
---------------------------------------

      The provision for loan losses for the third quarter of 1997 was $50.0 million, up $10.0 million from the provision recorded in prior year third quarter. The increase in the provision was primarily due to continued increases in the level of charge-offs against credit card and other consumer loans and higher commercial loan charge-offs experienced in the third quarter of 1997. The third quarter of 1997 provision for loan losses was level with the second quarter of 1997 provision.

      In the second quarter of 1996, CoreStates recorded a $70.0 million provision for loan losses in connection with a change in strategy related to Meridian's problem assets, and to conform Meridian's consumer lending charge-off policies to those of CoreStates.

      The following table presents an analysis of changes in the allowance for loan losses for the three and nine-month periods ended September 30, 1997 and 1996 (in millions):

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                        ----------------------          --------------------
                                                         1997            1996            1997          1996
                                                        ------          ------          ------        ------

Balance at beginning of period ...........              $691.4          $705.1          $710.3        $670.3
Provision charged to expense .............                50.0            40.0           143.0         188.7(a)
Loan charge-offs .........................               (78.9)          (57.8)         (235.3)       (217.6)
Recoveries of loans previously charged off                16.9            20.9            61.4          66.8
                                                        ------          ------          ------        ------
    Net loan charge-offs .................               (62.0)          (36.9)         (173.9)       (150.8)
                                                        ------          ------          ------        ------
Balance at end of period .................              $679.4          $708.2          $679.4        $708.2
                                                        ======          ======          ======        ======

Ratios:
Net charge-offs (annualized) as a percentage of average
total loans...........................................    0.72%           0.46%           0.69%         0.63%
Allowance for loan losses as a percentage of loans at
     end of period....................................    1.94            2.16
Allowance for loan losses as a percentage of non-
     performing loans.................................  276.94          299.77


----------------------
(a) Includes a provision of $70.0 million related to the second quarter of 1996 Meridian acquisition.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

PROVISION AND ALLOWANCE FOR LOAN LOSSES - continued
---------------------------------------

      The following tables reflect the distribution of net loan charge-offs by loan type for the three and nine-month periods ended September 30, 1997 and 1996 (in millions):


                                                           Three Months Ended                   Three Months Ended
                                                           September 30, 1997                   September 30, 1996
                                                   ---------------------------------      -------------------------------
                                                                               % of                                 % of
                                                                  % of        Total                     % of       Total
                                                      Net       Average        Net           Net      Average       Net
                                                    Charge-       Loan       Charge-       Charge-      Loan      Charge-
                                                     offs       Type (a)       offs         offs      Type (a)     offs
                                                   --------    ---------    --------      --------   ----------  --------
Domestic:
   Commercial, industrial and other........         $16.0       0.40%        25.8%         $ 6.1       0.17%     16.5%
   Real estate:
     Construction and development loans....             -          -            -           (0.9)     (0.64)     (2.4)
     Other.................................           2.3       0.11          3.7            4.1       0.18      11.1
   Consumer:
     Credit card...........................          28.9       6.89         46.6           17.1       4.35      46.3
     Installment...........................          11.4       1.41         18.4            9.3       1.27      25.2
   Other (b)...............................           3.4       0.64          5.5            1.2       0.23       3.3
                                                    -----                   -----          -----                -----
     Total net charge-offs(d)..............         $62.0       0.72        100.0%         $36.9       0.46     100.0%
                                                    =====                   =====          =====                =====

                                                           Nine Months Ended                    Nine Months Ended
                                                           September 30, 1997                  September 30, 1996
                                                   ---------------------------------     -------------------------------
                                                                               % of                               % of
                                                                  % of        Total                    % of      Total
                                                      Net       Average        Net          Net      Average      Net
                                                    Charge-       Loan       Charge-      Charge-      Loan      Charge-
                                                     offs       Type (a)       offs        offs      Type (a)     offs
                                                   --------    ---------    --------     ---------  ----------  --------
Domestic:
   Commercial, industrial and other........        $ 40.6       0.35%        23.3%        $ 27.6       0.27%     18.3%
   Real estate:
     Construction and development loans....           1.4       0.31          0.8            1.4       0.31       0.9
     Other.................................          11.1       0.17          6.4           31.9       0.44      21.2
   Consumer:
     Credit card...........................          79.0       6.28         45.4           61.2(c)    4.98      40.6
     Installment...........................          35.6       1.49         20.5           22.5       1.06      14.9
   Other (b)...............................           6.2       0.40          3.6            6.2       0.41       4.1
                                                   ------                   -----         ------                -----
     Total net charge-offs (d).............        $173.9       0.69        100.0%        $150.8       0.63     100.0%
                                                   ======                   =====         ======                =====

------------------------------------
(a)  Annualized.
(b)  Includes loans to financial institutions and lease financing.
(c) In the second quarter of 1996, $5.8 million of credit card loans were charged off as the result of a change in policy to charge off delinquent credit card loans at 150 days past due, instead of 180 days past due.
(d) There were no charge-offs or recoveries of foreign loans in the three and nine month periods ended September 30, 1997 and 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED
------------------------------------------------

     Non-performing assets at September 30, 1997 were $261.7 million, 0.75% of total loans plus other real estate owned and 0.55% of total assets. Non-performing assets increased $16.7 million, or 6.8%, from December 31, 1996, but declined $20.0 million, or 7.1%, from June 30, 1997. The increase from December 31, 1996 was primarily related to the addition of two large commercial loans to non-accrual status. The decrease from June 30, 1997 was principally due to charge-offs against commercial non-performing loans and the sale of a $12.0 million non-performing credit.

     The following table summarizes non-performing assets at September 30, 1997 and December 31, 1996 (in millions):


                                                    September 30,     December 31,
                                                         1997             1996
                                                    -------------     ------------
Non-accrual loans................................      $245.3           $220.8
Renegotiated loans...............................           -                -
                                                       ------           ------
       Total non-performing loans................       245.3            220.8
Other real estate owned ("OREO").................        16.4             24.2
                                                       ------           ------
       Total non-performing assets...............      $261.7           $245.0
                                                       ======           ======

      The following table reflects the distribution of non-performing assets by loan type at September 30, 1997 and December 31, 1996 (in millions):

                                                                         September 30, 1997           December 31, 1996
                                                                        ---------------------       ---------------------
                                                                                         % of                        % of
                                                                           Non-          Loan          Non-          Loan
                                                                        performing       Type       performing       Type
                                                                        ----------       ----       ----------       ----
Domestic:
    Commercial, industrial and other..........................            $124.3         0.76%         $ 92.6        0.65%
                                                                          ------                       ------
    Real estate:
      Construction and development ...........................               3.5         0.56             5.6        1.00
      Other loans.............................................             111.3         1.29           118.5        1.29
      OREO....................................................              16.4            -            24.2           -
                                                                          ------                       ------
        Total real estate.....................................             131.2         1.24           148.3        1.52
                                                                          ------                       ------
    Other domestic loans (a)..................................               6.1         0.24             4.1        0.17
                                                                          ------                       ------
      Total domestic non-performing assets....................             261.6         0.79           245.0        0.79
                                                                          ------                       ------
Foreign loans.................................................               0.1            -               -           -
                                                                          ------                       ------

      Total non-performing assets (b) (c).....................            $261.7         0.75          $245.0        0.75
                                                                          ======                       ======
      % Total assets..........................................              0.55%                        0.54%
                                                                          ======                       ======

---------------------------
(a)  Includes loans to financial institutions and lease financing.
(b) The table does not include loans of $110 million and $113 million at September 30, 1997 and December 31, 1996, respectively, that are past due 90 days or more as to principal or interest, but which remain on full accrual.
(c) At September 30, 1997 and December 31, 1996, there were no non-performing consumer loans. Non-performing residential first and second lien mortgage loans are included in other real estate loans in the above table.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-PERFORMING LOANS AND OTHER REAL ESTATE OWNED - continued
------------------------------------------------

     The following table summarizes the components of the change in non-performing assets for 1997 (in millions):


                                                       Quarter
                                           ----------------------------        Nine
                                           First     Second       Third       Months
                                           -----     ------       -----       ------
Beginning balance..................         $245        $259       $282         $245
Additions..........................           72         107         54          233
Return to accrual..................           (2)          -         (1)          (3)
Payments...........................          (35)        (49)       (50)        (134)
Charge-offs........................          (21)        (35)       (23)         (79)
                                            ----        ----       ----         ----
     Net change....................           14          23        (20)          17
                                            ----        ----       ----         ----
Ending balance.....................         $259        $282       $262         $262
                                            ====        ====       ====         ====

NON-INTEREST INCOME
-------------------
(in millions)

                                                                       Three                                      Nine
                                              Three Months Ended       Month            Nine Months Ended         Month
                                                 September 30,           %                 September 30,            %
                                            ----------------------    Increase      ------------------------     Increase
                                               1997          1996    (Decrease)        1997           1996      (Decrease)
                                            ---------     --------   ----------     ---------       --------    -----------
Service charges on deposit accounts.......  $ 63.0        $ 57.9        8.8%        $181.0          $172.8         4.7%
Trust income..............................    47.5          41.3       15.0          137.6           122.8        12.1
Fees for international services...........    31.4          27.1       15.9           84.2            74.8        12.6
Debit and credit card fees................    25.3          22.4       12.9           70.7            65.0         8.8
Third party processing fees (a)...........    19.4          14.0       38.6           58.1            42.5        36.7
Income from trading activities............     9.6           2.8      242.9           25.4            15.9        59.7
Income from investment in EPS, Inc........     7.5           7.5          -           22.1            22.2        (0.5)
Investment banking fees...................     6.1           5.9        3.4           19.1            17.4         9.8
Mortgage banking income...................     2.6           2.8       (7.1)           6.4            10.1       (36.6)
Investment securities gains...............     5.0           2.4                      14.9            12.2
Corporate trust fees (b)..................       -           0.8                         -             2.1
Other non-interest income.................    18.1          23.0      (21.3)          57.4            73.6       (22.0)
                                            ------        ------                    ------          ------
Non-interest income before
    significant and unusual items.........   235.5         207.9       13.3          676.9           631.4         7.2
Significant and unusual items.............       -          28.7(c)                      -            43.3(c)
                                            ------        ------                    ------          ------
    Total non-interest income.............  $235.5        $236.6       (0.5)        $676.9          $674.7         0.3
                                            ======        ======                    ======          ======

--------------------------------
(a) Includes revenues from QuestPoint lockbox processing and check processing, and SynapQuest credit card and merchant processing.
(b) For presentation purposes, 1996 fee income on the corporate trust business was presented on a separate line. CoreStates' and Meridian's corporate trust businesses were sold in the fourth quarters of 1995 and 1996, respectively.
(c)  See "Certain Net Investment Gains" on page 11 for more detail.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

NON-INTEREST INCOME  -  continued
-------------------

      Non-interest income for the third quarter of 1997 increased $27.6 million, or 13.3%, from the prior year third quarter before 1996 significant and unusual items. The increase primarily reflected growth in revenues from fee-based services. The largest contributors to that growth were income from trading activities which increased $6.8 million, or 242.9%, trust income which increased $6.2 million, or 15%, and third party processing which increased $5.4 million, or 38.6%. The increase in income from trading activities was due to a higher level of trading account gains. Growth in trust income was primarily the result of increased asset values in Personal and Institutional Trust. The increase in third party processing fees was mostly due to the acquisition of five check processing centers in October 1996. Also contributing solid growth to third quarter of 1997 non-interest income were fees for international services, debit and credit card fees, and service charges on deposit accounts. Third quarter growth was partially offset by declines in mortgage banking income and lower gains on sales of loans.

      Non-interest income for the 1997 nine-month period increased $45.5 million, or 7.2% from 1996 non-interest income before significant and unusual items. The nine-month increase also reflected growth in revenues from fee-based services which was partially offset by declines in mortgage banking income and lower gains on sales of loans.

NON-FINANCIAL EXPENSES
----------------------
(in millions)

                                                                             Three                                         Nine
                                                 Three Months Ended          Month            Nine Months Ended           Month
                                                    September 30,              %                September 30,               %
                                                --------------------        Increase         --------------------        Increase
                                                 1997          1996        (Decrease)         1997         1996         (Decrease)
                                                ------        ------       ----------        ------      --------       ----------
Salaries, wages and benefits................... $206.5        $204.9          0.8%         $  614.2      $  619.7          (0.9)%
Outside services hired.........................   42.5          39.3          8.1             114.9         115.3          (0.3)
Net occupancy expense..........................   36.3          39.9         (9.0)            110.9         120.2          (7.7)
Equipment expense..............................   30.3          29.4          3.1              92.7          90.4           2.5
Amortization of intangible assets..............    9.3          10.2         (8.8)             28.5          30.2          (5.6)
FDIC premiums..................................    1.3           1.5        (13.3)              3.9           4.3          (9.3)
OREO expense...................................    0.4           1.3                            0.4           1.6
Other operating expenses.......................   83.2          78.9          5.4             239.2         233.5           2.4
                                                ------        ------                       --------       -------
Non-financial expense before restructuring
   and merger-related charges..................  409.8         405.4          1.1           1,204.7       1,215.2          (0.9)
Net restructuring and merger-related
   charges.....................................      -          12.3 (a)                          -         130.1 (a)
SAIF Fund special assessment...................      -          14.2 (b)                          -          14.2 (b)
                                                ------        ------                       --------      --------
   Total non-financial expense................. $409.8        $431.9         (5.1)         $1,204.7      $1,359.5         (11.4)
                                                ======        ======                       ========      ========

----------------------------------
(a) See "Restructuring and Merger-Related Changes" on page 10 for more detail.
(b) See "SAIF Fund Special Assessment" on page 11 for more detail.

     Before 1996 restructuring and merger-related charges and SAIF Fund special assessment, total non-financial expenses for the third quarter of 1997 increased $4.4 million, or 1.1%, from the prior year third quarter. The quarter to quarter increase was primarily due to higher outside services hired expenses which includes expenses related to the Year 2000 Initiative and other technology related projects. Total non-financial expenses, before 1996 restructuring and merger-related charges and SAIF Fund special assessment, for the nine months ended September 30, 1997 decreased $10.5 million, or 0.9%, from the comparable 1996 period. This decrease primarily reflects the impact of merger-related synergies.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL AND LIQUIDITY MANAGEMENT
--------------------------------

     Capital - CoreStates' capital strength provides the resources and
     -------
flexibility to capitalize on business growth and acquisition opportunities. CoreStates' capital position at September 30, 1997 under risk-based capital guidelines was $3.6 billion, or 8.3%, of risk-weighted assets for Tier 1 capital, and $5.2 billion, or 11.9%, for total risk-based capital. Tier 1 capital consists primarily of common shareholders' equity and cumulative preferred instruments less goodwill and certain intangible assets, while total risk-based capital adds qualifying subordinated debt and the allowance for loan losses, within permitted limits, to Tier 1 capital. Risk-weighted assets are determined by assigning various levels of risk to different categories of assets and off-balance sheet activities.

      On October 21, 1996, the Federal Reserve Board approved the limited use of certain cumulative preferred instruments ("Trust Capital Securities") as Tier 1 capital for consolidated purposes. While these Trust Capital Securities are classified as long-term debt on the Consolidated Balance Sheet, CoreStates uses these Trust Capital Securities in managing its total capital mix. CoreStates Bank, N.A. issued $300 million of these securities in December 1996 and an additional $450 million was issued in January 1997. This type of security issuance provides CoreStates more flexibility in managing its capital. For bank level risk-based capital calculations, Trust Capital Securities qualify as Tier 2 capital.

     Under the Federal Reserve Board's consolidated capital leverage guidelines, which require a minimum leverage ratio of 3.0% (Tier 1 capital to quarterly average total assets), CoreStates had a leverage ratio of 7.9% at September 30, 1997. The minimum 3.0% leverage requirement applies only to top rated banking organizations without any operating, financial or supervisory deficiencies. Other organizations (including those experiencing or anticipating significant growth) are expected to hold an additional capital cushion of at least 100 to 200 basis points of Tier 1 capital, and in all cases, banking organizations should hold capital commensurate with the level and nature of all the risks, including the volume and severity of problem loans, to which they are exposed.

     Substantially the same capital requirements are applied to CoreStates' banking subsidiaries under guidelines issued by the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation (see Trust Capital Securities above for an exception). As illustrated in the following table, at September 30, 1997, CoreStates and its banking subsidiaries were "well capitalized" as defined by regulatory authorities.


                                                                              Regulatory Capital Ratios
                                                                      ------------------------------------------
                                                                      Tier 1           Total            Leverage
                                                                      ------           -----            --------
CoreStates Financial Corp and
  subsidiaries....................                                     8.3%            11.9%              7.9%
CoreStates Bank, N.A..............                                     6.9             11.0               6.5
CoreStates Bank of Delaware, N.A..                                     6.7             11.3               5.8
Regulatory Guidelines:
     Minimum......................                                     4.0              8.0               3.0
     Well-capitalized.............                                     6.0             10.0               5.0

      On October 15, 1996, the Board of Directors authorized the management of CoreStates to repurchase up to 22 million shares of common stock, or approximately 10% of outstanding shares, through December 31, 1997. Acting under that authorization, 8.8 million shares of CoreStates' common stock were repurchased in 1996 and 12.3 million in 1997. On July 15, 1997, the Board of Directors authorized an extension of the common stock repurchase program permitting management to repurchase up to an additional 6 million shares, or approximately 3% of outstanding shares. Acting under the July 1997 authorization, 3.0 million shares of CoreStates' common stock were repurchased in the third quarter of 1997. Management is also authorized to repurchase additional shares to fulfill requirements of employee benefit and dividend reinvestment plans.

      CoreStates' dividend on its common stock was $0.47 per share in the third quarter of 1997 and $0.42 per share in the third quarter of 1996. The common dividend payout ratio was 47.0% for the third quarter of 1997, compared to 47.2%, for the third quarter of 1996.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

CAPITAL AND LIQUIDITY MANAGEMENT -- continued
--------------------------------

Liquidity - On October 3, 1997, CoreStates Capital Corp, CoreStates Financial
---------
Corp (as guarantor of the Notes issued by CoreStates Capital Corp) and CoreStates Bank, N.A. established an European Medium Term Note Programme under which each of CoreStates Capital Corp and CoreStates Bank, N.A. may issue up to a maximum aggregate principal amount outstanding of $2 billion of Notes with maturities of 30 days to 30 years in various currencies. The net proceeds of the Notes will be used for general corporate purposes. On October 29, 1997, CoreStates Bank, N.A. issued $500 million five year, floating rate Notes under this Programme. The Notes are a direct, unconditional and unsecured general obligation of the issuer which has issued such Note.

     On November 7, 1997, CoreStates Bank, N.A. and CoreStates Bank of Delaware, N.A., established a program for the issuance of Senior and Subordinated Bank Notes with maturities from 7 days to 30 years in an aggregate principal amount not to exceed $3 billion. CoreStates Bank may offer from time to time Bank Notes in an aggregate principal amount not to exceed $2.5 billion and CoreStates Bank of Delaware may offer from time to time Bank Notes in an aggregate principal amount not to exceed $500 million. The net proceeds of the Bank Notes will be used for general corporate purposes.

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

     Credit risk exists in a derivative transaction to the extent that there is a favorable move in interest rates and the counterparty fails to perform. The current credit exposure in a derivative transaction is the estimated cost to replace the transaction at current market rates, while potential exposure is the estimated cost to replace the transaction at future interest rates. CoreStates monitors both the current and potential risk. CoreStates evaluates the credit worthiness of all off-balance sheet counterparties using the same standards applied in any other loan or credit transaction. In addition, CoreStates uses collateral agreements to manage credit risk in its derivatives portfolio. Under those agreements, collateral is transferred between counterparties when exposure exceeds an agreed upon threshold. Collateral agreements and thresholds are determined based on the quality of individual counterparties. As of September 30, 1997, the current cost to replace CoreStates' derivatives portfolio was $189 million. This assumes that only counterparties for whom it would be favorable to default would do so.

     Interest Rate Risk Related Derivative Activities - CoreStates' use of derivatives for interest rate risk management falls into three categories: interest sensitivity adjustments, spread protection and the hedging of anticipated asset sales. The schedule on the following page reflects by interest rate risk management category, the outstanding derivative positions as of September 30, 1997, the major balance sheet category to which they relate, and the associated unrealized gains/losses:

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------

Outstanding Interest Rate Risk Related Derivatives
--------------------------------------------------
At September 30, 1997
---------------------                          Interest       Interest      Interest
(in millions)                                   rate           rate         rate caps        Other
                                                swaps         futures       and floors    derivatives      Total
                                               --------       --------      ----------    -----------      -----
Interest Sensitivity Adjustment:
    Assets (primarily loans):
       Notional amount..................         $4,664        $1,748         $    7                     $   6,419
       Unrealized gains.................             67             -              -                            67
       Unrealized losses................            (12)            -              -                           (12)
    Deposits and other borrowings:
       Notional amount..................          2,870             -            925        $  100           3,895
       Unrealized gains.................             22                            6             -              28
       Unrealized losses................            (10)            -              -             -             (10)
    Long-term debt:
       Notional amount..................          1,056             -              -           150           1,206
       Unrealized gains.................             13             -              -             2              15
       Unrealized losses................            (10)            -              -             -             (10)
Spread Protection:
    Assets (primarily loans)
       Notional amount..................             78             -            516             -             594
       Unrealized gains.................              1             -              2             -               3
       Unrealized losses................              -             -              -             -               -
    Deposits and other borrowings:
       Notional amount..................             32             -             86             -             118
       Unrealized gains.................              -             -              -             -               -
       Unrealized losses................              -             -              -             -               -
Anticipated Asset Sales:
       Notional amount..................              -             -              -           178             178
       Unrealized gains.................              -             -              -             -               -
       Unrealized losses................              -             -              -            (2)             (2)
Total:
       Notional amount..................       $  8,700        $1,748         $1,534        $  428       $  12,410
                                               ========        ======         ======        ======       =========
       Unrealized gains.................       $    103        $    -         $    8        $    2       $     113
                                               ========        ======         ======        ======       =========
       Unrealized losses................       $    (32)       $    -         $    -        $   (2)      $     (34)
                                               ========        ======         ======        ======       =========
       Net unrealized gains (losses)....       $     71        $    -         $    8        $    -       $      79
                                               ========        ======         ======        ======       =========

     Although the value of the various derivative instruments will change with interest rates, CoreStates does not consider changes in individual portfolio values to be significant given that the portfolios are used to offset specific risks. As of September 30, 1997, CoreStates' use of off-balance sheet derivative instruments which carry a leveraged exposure to either rising or falling rates or have other complex features is not material.

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

    CoreStates also uses derivative instruments to protect spreads on certain balance sheet products. CoreStates' loan and securities portfolios include adjustable rate mortgages which carry interest rate caps limiting the amount of rate increase per year as well as over the life of the mortgage. As interest rates rise and funding costs increase, the spread on that portfolio will compress. CoreStates holds $429 million of interest rate caps which offset that risk by limiting the potential increase in funding costs. CoreStates has issued retail certificates of deposits with floating rates which carry a guaranteed minimum rate. CoreStates has used caps and floors to offset that risk.

     For accounting purposes, the income effects of derivatives used to adjust interest sensitivity or to protect a product spread are associated with either the asset or the liability being managed. The amount recorded in net interest income related to derivative financial instruments was $15.2 million in the quarter ended September 30, 1997 and $19.3 million in the quarter ended September 30, 1996. The following table shows the impact of derivatives income on average interest rates:


Impact of Derivatives Income on Yields and Costs
------------------------------------------------
For the Quarter Ended September 30,
----------------------------------
(in millions)

                                                         1997                                            1996
                                      ---------------------------------------------    ---------------------------------------------
                                                 Reported                 Impact                  Reported                 Impact
                                      Average     Yield/     Product        of         Average     Yield/      Product        of
                                      Balance      Cost       Rate      Derivatives    Balance      Cost         Rate    Derivatives
                                      --------   --------    -------    -----------    -------    --------     -------   -----------
   Earning Assets
   Time deposits....................  $ 2,924       5.87%      5.87%             -     $ 2,358       5.61%       5.61%          -
   Federal funds sold & trading
     account assets.................      434       8.09       8.09              -         276       5.04        5.04           -
   Investment securities............    3,699       6.22       6.16          0.06%       4,329       6.19        6.11          0.08%
   Loans............................   34,396       8.87       8.76          0.11       32,030       9.01        8.91          0.10
                                      -------                                          -------

   Total Earning Assets.............  $41,453       8.41       8.32          0.09      $38,993       8.46        8.37          0.09
                                      =======                                          =======

   Interest Bearing Funds
   Savings, NOW, regular MMA........  $ 7,434       0.95       1.15         (0.20)     $ 9,848       1.57        1.85         (0.28)
   Premium MMA......................    5,521       3.95       3.95           -          3,517       3.80        3.80             -
   Certificates.....................    8,416       5.15       5.17         (0.02)       9,073       5.14        5.26         (0.12)
                                      -------                                          -------
     Total retail...................   21,371       3.38       3.46         (0.08)      22,438       3.36        3.54         (0.18)
                                      -------                                          -------

   Commercial & foreign deposits....    3,556       5.35       5.35           -          1,544       4.68        4.70         (0.02)
   Federal funds purchased &
     short-term borrowings..........    3,831       5.55       5.58         (0.03)       2,886       4.93        4.95         (0.02)
   Long-term debt...................    3,583       6.61       6.74         (0.13)       2,491       6.32        6.46         (0.14)
                                      -------                                          -------
     Total wholesale................   10,970       5.83       5.88         (0.05)       6,921       5.37        5.44         (0.07)
                                      -------                                           -------

   Total Interest Bearing Funds.....  $32,341       4.20       4.27         (0.07)     $29,359       3.83        3.98         (0.15)
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

     Interest rate swaps are agreements between two parties to exchange interest cash flows. Generally, one party receives a fixed-rate and pays a variable rate, while the counterparty pays the fixed-rate and receives the variable rate. As of September 30, 1997, the rates CoreStates has contracted to receive are fixed for longer time periods than the rates CoreStates has contracted to pay. Therefore, if interest rates fall, this portfolio will provide higher interest income, offsetting a decline in interest income in relationship portfolios; conversely if rates rise, the swap portfolio will produce less interest income which will be offset by increased interest income in the relationship portfolios. CoreStates also uses interest rate futures in a similar manner. While swaps are used in both short and long-term maturities, futures are used primarily to extend the rate sensitivity of short-term assets to periods less than one year. CoreStates' use of financial futures is largely concentrated in Eurodollar and LIBOR contracts. CoreStates' use of interest rate futures is a function of the mix of maturities/resets on short-term lending portfolios, volumes and terms of short-term retail certificates and market funding sources and the availability and attractiveness of other short-term assets. These portfolios include significant volumes and the terms are subject to maturity shifts between one month and one year.

     The following repricing schedule summarizes the notional amount and associated interest rate of CoreStates' interest rate swaps categorized by whether CoreStates receives or pays the rate shown. The swaps are stratified by repricing date or maturity depending on whether the payments are floating or fixed, respectively. Floating rates included in the repricing schedule are based on the rates in effect on September 30, 1997.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------


Repricing Schedule of Interest Rate Swaps
-----------------------------------------
At September 30, 1997
---------------------
(in millions)

                                                                             Years
                                          --------------------------------------------------------------------
                                           0-1          1-2         2-3         3-4         4-5        over 5        Total
                                          --------    --------    -------     --------    --------    --------     ---------

Receive Fixed/Pay Floating:

    Receive     Notional...........        $ 1,336     $1,605     $ 1,452     $  1,661       $642      $1,042       $  7,738
                Rate...............           6.33%      6.50%       6.70%        6.36%      6.73%       6.71%          6.53%
    Pay         Notional...........        $ 7,738                                                                  $  7,738
                Rate...............           5.77%                                                                     5.77%
Pay Fixed/Receive Floating:
    Pay         Notional...........        $    14                $    25                                           $     39
                Rate...............           8.27%                  9.26%                                              8.91%
    Receive     Notional...........        $    39                                                                  $     39
                Rate...............           5.78%                                                                     5.78%
Receive Floating/Pay Floating:
(Basis Swaps)
                Notional...........        $   481                                                                  $    481
    Receive     Rate...............           5.76%                                                                     5.76%
    Pay         Rate...............           5.71%                                                                     5.71%
Receive Fixed/Pay Floating(a):
(Forward Start)
    Receive     Notional...........                               $   150    $     185       $ 75      $   32       $    442
                Rate...............                                  7.14%        6.48%      6.86%       7.37%          6.83%
    Start Date  Notional...........        $   132    $   310                                                       $    442

 ----------------------------------------
(a)   Pay rate will be determined on forward start date.


      The following schedule illustrates CoreStates' interest rate risk related derivative activity during the third quarter of 1997:


Activity in Derivatives Products
--------------------------------
For the Quarter Ended September 30, 1997
----------------------------------------
(in millions)
                                               Interest       Interest       Interest
                                                 rate           rate        rate caps         Other
Notional Amounts                                swaps          futures      and floors     derivatives        Total
----------------                               -------        --------      ----------     -----------      ---------
As of June 30, 1997...................          $8,879          $1,709         $1,533          $393          $12,514
Additions.............................             453           1,830             24            38            2,345
Terminated/restructured contracts(a)..             (23)         (1,791)             -             -           (1,814)
Maturities/amortization...............            (609)              -            (23)           (3)            (635)
                                                ------          ------         ------          ----          -------
As of September 30, 1997..............          $8,700          $1,748         $1,534          $428          $12,410
                                                ======          ======         ======          ====          =======

--------------------
 (a) As of September 30, 1997, CoreStates had $1.6 million of deferred gains and $6.9 million of deferred losses related to terminated derivative contracts.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- continued

INTEREST RATE RISK MANAGEMENT - continued
-----------------------------------------

     The outstanding notional amount of derivatives was relatively flat from quarter end to quarter end. New additions to the swap portfolio were primarily basis swaps used to adjust the index on short-term floating rate instruments either for term (3 months to 1 month) or instrument (Treasury Bills to LIBOR). Futures activity represents rollovers of short-term contracts.

     Trading and Customer Related Derivative Activities - CoreStates also engages in derivative market activities to provide risk management services for its customers and to manage securities trading positions in the securities unit. The securities unit underwrites, brokers, and distributes securities to municipalities, institutional, and individual investors. In addition, the unit buys, sells, and securitizes mortgage loans and brokers loan servicing portfolios. The following schedule details the outstanding notional amounts and related fair values of trading and customer related derivative transactions as of September 30, 1997.


Trading and Customer Related Derivatives
----------------------------------------
At September 30, 1997
---------------------
(in millions)                                    Notional      Net assets         Positive            Negative
                                                  amount     (liability)(a)     Market Value        Market Value
                                                 --------    --------------     ------------        ------------
Interest Rate Swaps:
    CoreStates receives fixed...........          $ 1,047        $ 9.7              $11.0             $ (1.3)
    CoreStates pays fixed...............            1,322        (17.9)               2.0              (19.9)
Rate Locks:
    CoreStates receives fixed...........              192          0.1                0.2               (0.1)
    CoreStates pays fixed...............              192         (0.1)               0.1               (0.2)
Interest Rate Caps/Floors:
    Sold................................            1,525         (2.7)                 -               (2.7)
    Purchased...........................            1,472          2.7                2.7                  -
Futures.................................               78         (0.7)               0.1               (0.8)
Commitments to purchase/sell
    whole mortgage loans and
    securities (including when-issued
    securities):
       Sold.............................              151         (0.9)                 -               (0.9)
       Purchased........................               33            -                  -                  -
Other Options:
    Sold................................              502         19.9               20.1               (0.2)
    Purchased...........................              278          0.7                0.7                  -
Foreign exchange contracts..............            2,729          3.7               38.6              (34.9)
                                                  -------        -----              -----             ------
Total Trading and Customer Related
    Derivatives.........................          $ 9,521        $14.5              $75.5             $(61.0)
                                                  =======        =====              =====             ======

--------------------
(a) Average net assets (liabilities) during 1997 were substantially the same as the net assets (liabilities) at September 30, 1997.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES


                                                                                Three Months Ended
                                             ---------------------------------------------------------------------------------------
                                                  September 30, 1997                June 30, 1997               September 30, 1996
                                             --------------------------    ----------------------------  ---------------------------
                                             Average           Income/     Average             Income/    Average            Income/
                                             balance    Rate   expense     balance     Rate    expense    balance     Rate   expense
                                             -------   ------  --------   ---------   ------   --------  ---------   ------  -------
                                            (000,000)           (000)     (000,000)             (000)    (000,000)            (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a).  $ 2,924    5.87%  $ 43,234   $ 2,471      5.65%   $ 34,823  $ 2,358      5.61% $ 33,277
Investment securities (b):
   U.S. Government.........................    2,275    6.07     34,811     2,228      6.16      34,220    3,020      5.97    45,304
   State and municipal.....................      386    7.71      7,441       418      7.59       7,928      472      8.25     9,736
   Other...................................    1,038    6.01     15,713     1,100      6.43      17,625      837      5.86    12,328
                                             -------           --------   -------              --------  -------             -------
     Total investment securities...........    3,699    6.22     57,965     3,746      6.40      59,773    4,329      6.19    67,368
                                             -------           --------   -------              --------  -------             -------
Federal funds sold.........................      118    7.06      2,100       172      6.01       2,576      212      5.38     2,865
Trading account securities.................      316    8.42      6,654       317      7.91       6,265       64      3.93       629
Loans (b) (c) (d):
   Domestic:
     Commercial, industrial and other......   15,420    8.78    341,386    14,891      8.98     333,208   13,678      9.00   309,436
     Real estate...........................    9,305    8.11    190,217     9,300      8.16     189,096    9,818      8.21   202,641
     Consumer..............................    4,922   12.03    149,283     4,859     12.13     146,899    4,504     12.50   141,524
     Financial institutions................      948    7.22     17,245       849      6.68      14,133      904      5.97    13,556
     Factoring receivables.................      480   10.33     12,502       490      9.55      11,664      462      9.75    11,322
     Lease financing.......................    1,202    7.91     23,763     1,192      7.88      23,481    1,183      7.84    23,189
   Foreign.................................    2,119    6.40     34,193     2,094      6.65      34,732    1,481      6.35    23,649
                                             -------           --------   -------              --------  -------             -------
        Total loans, net of discounts......   34,396    8.87    768,589    33,675      8.97     753,213   32,030      9.01   725,317
                                             -------           --------   -------              --------  -------             -------
        Total interest earning assets (d)..  $41,453    8.41    878,542   $40,381      8.51     856,650  $38,993      8.46   829,456
                                             =======   -----   --------   =======      ----    --------  =======      ----   -------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
   Deposits in domestic offices:
     Commercial............................  $ 2,190    5.60     30,928   $ 1,364      5.57      18,952  $   508      4.68     5,973
     NOW accounts (e)......................      364    1.05        869       411      1.03         946      654      1.37     2,135
     Money Market Accounts (e).............    9,142    2.71     61,996     9,056      2.53      56,660    8,224      2.52    52,012
     Consumer savings......................    3,449    1.06      9,196     3,851      1.10      10,597    4,487      1.59    17,932
     Consumer certificates.................    8,416    5.15    109,272     8,628      5.15     110,699    9,073      5.14   117,147
   Time deposits of overseas branches
     and subsidiaries......................    1,366    4.95     17,030     1,213      5.04      15,249    1,036      4.68    12,192
                                             -------           --------   -------              --------  -------             -------
        Total interest bearing deposits (e)   24,927    3.66    229,291    24,523      3.50     213,103   23,982      3.45   207,391
                                             -------           --------   --------             --------  -------             -------
   Short-term funds borrowed:
     Federal funds purchased...............    1,512    5.35     20,372     1,475      5.66      20,803    1,728      5.02    21,801
     Commercial paper......................      984    5.58     13,851       872      5.64      12,268      886      5.40    12,018
     Other.................................    1,335    5.75     19,363       858      5.80      12,414      272      2.87     1,961
                                             -------           --------   -------              --------  -------             -------
        Total short-term funds borrowed....    3,831    5.55     53,586     3,205      5.69      45,485    2,886      4.93    35,780
                                             -------           --------   -------              --------  -------             -------
   Long-term debt..........................    3,583    6.61     59,663     3,579      6.43      57,418    2,491      6.32    39,564
                                             -------           --------   -------              --------  -------             -------
        Total interest bearing liabilities.   32,341    4.20    342,540    31,307      4.05     316,006   29,359      3.83   282,735
Portion of non-interest bearing funding
  sources..................................    9,112                        9,074                          9,634
                                             -------           --------   -------              --------  -------             -------
        Total funding sources..............  $41,453    3.28    342,540   $40,381      3.14     316,006  $38,993      2.88   282,735
                                             =======   -----   --------   =======      ----    --------  =======      ----   -------
Net interest income and net interest margin             5.13%  $536,002                5.37%   $540,644               5.58% $546,721
                                                       =====   ========                ====    ========               ====  ========

(a) Yields and income on deposits include net Eurodollar trading profits.
(b) The net impact of off-balance sheet derivatives used for managing interest rate risk is recognized as an adjustment to interest income or expense of the related hedged asset or liability.
(c) Yields and income on loans include fees on loans.
(d) Non performing loans are included in interest earning assets.
(e) Average interest bearing demand deposit in domestic offices are reduced by specified reserve amounts for purposes of rate calculations.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                                  Three Months Ended
                                                --------------------------------------------------------------------------------
                                                    September 30, 1997           June 30, 1997             September 30, 1996
                                                -------------------------  -------------------------  --------------------------
                                                 Average          Income/   Average          Income/   Average          Income/
                                                 balance   Rate   expense   balance   Rate   expense   balance   Rate   expense
                                                ---------  -----  -------  ---------  -----  -------  ---------  -----  --------
                                                (000,000)          (000)   (000,000)          (000)   (000,000)          (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash.....................................        $ 2,759                    $ 2,838                    $ 2,762
Allowance for loan losses................           (691)                      (701)                      (709)
Other assets.............................          2,631                      2,606                      2,366
                                                 -------                    -------                    -------
    Total non-interest earning assets....        $ 4,699                    $ 4,743                    $ 4,419
                                                 =======                    =======                    =======

TOTAL AVERAGE ASSETS.....................        $46,152                    $45,124                    $43,412
--------------------                             =======                    =======                    =======

NON-INTEREST BEARING FUNDING SOURCES
------------------------------------
Demand deposits:
    Domestic.............................        $ 7,913                    $ 7,779                    $ 7,690
    Foreign..............................            390                        379                        365
Other liabilities........................          2,292                      2,255                      2,030
Shareholders' equity.....................          3,216                      3,404                      3,968
Non-interest bearing funding sources used
  to fund earning assets.................         (9,112)                    (9,074)                    (9,634)
                                                 -------                    -------                    -------
      Total net non-interest bearing
        funding sources..................        $ 4,699                    $ 4,743                    $ 4,419
                                                 =======                    =======                    =======

SUPPLEMENTARY AVERAGES
----------------------
Net Federal funds purchased..............        $ 1,394   5.20%  $18,272   $ 1,303   5.61%  $18,227   $ 1,516   4.97%  $18,936
Certificates of deposit in domestic
    offices over $100,000................          2,851   5.44    39,109     1,954   5.52    26,890       986   5.28    13,075
Average prime rate.......................                  8.50                       8.50                       8.25

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE EQUIVALENT INCOME/EXPENSE AND RATES


                                                                                Nine Months Ended
                                              -----------------------------------------------------------------------------------
                                                        September 30, 1997                            September 30, 1996
                                              ----------------------------------------    ---------------------------------------
                                                 Average                      Income/       Average                      Income/
                                                 balance        Rate          expense       balance         Rate         expense
                                                ---------     --------       ---------     ---------      --------      ---------
                                                (000,000)                      (000)       (000,000)                      (000)
INTEREST EARNING ASSETS
-----------------------
Time deposits, principally Eurodollars (a)      $ 2,619         5.75%      $  112,619       $ 2,040         5.63%     $   85,969
Investment securities (b):
   U.S. Government.........................       2,313         6.11          105,730         3,440         6.03         155,335
   State and municipal.....................         405         7.64           23,220           514         8.09          31,175
   Other...................................       1,044         6.16           48,117           900         5.94          40,052
                                                -------                    ----------       -------                   ----------
     Total investment securities...........       3,762         6.29          177,067         4,854         6.23         226,562
                                                -------                    ----------       -------                   ----------
Federal funds sold.........................         156         5.81            6,782           396         5.65          16,757
Trading account securities.................         258         7.98           15,445            96         6.71           4,829
Loans (b) (c) (d):
   Domestic:
     Commercial, industrial and other......      14,850         8.87          985,322        13,196         9.02         891,038
     Real estate...........................       9,351         8.20          573,271        10,273         8.49         653,257
     Consumer..............................       4,857        12.06          438,028         4,452        11.87         395,549
     Financial institutions................         865         6.86           44,393           838         6.00          37,664
     Factoring receivables.................         467        10.18           35,553           496        10.39          38,565
     Lease financing.......................       1,202         7.90           71,179         1,180         8.05          71,282
   Foreign.................................       2,038         6.43           98,045         1,275         6.42          61,267
                                                -------                    ----------       -------                   ----------
        Total loans, net of discounts......      33,630         8.93        2,245,791        31,710         9.05       2,148,622
                                                -------                    ----------       -------                   ----------
        Total interest earning assets (d)..     $40,425         8.46        2,557,704       $39,096         8.48       2,482,739
                                                =======         ----       ----------       =======         ----      ----------
FUNDING SOURCES
---------------
Interest Bearing Liabilities (b):
   Deposits in domestic offices:
     Commercial............................     $ 1,485         5.53           61,467       $   597         5.11          22,836
     NOW accounts (e)......................         404         0.99            2,634         1,750         1.12          13,499
     Money Market Accounts (e).............       8,938         2.54          168,760         7,288         2.70         146,675
     Consumer savings......................       3,829         1.20           34,304         4,651         1.80          62,633
     Consumer certificates.................       8,612         5.15          331,789         9,106         5.15         350,759
   Time deposits of overseas branches
     and subsidiaries......................       1,292         4.90           47,319           961         4.64          33,409
                                                -------                    ----------       -------                   ----------
        Total interest bearing deposits (e)      24,560         3.53          646,273        24,353         3.48         629,811
                                                -------                    ----------       -------                   ----------
   Short-term funds borrowed:
     Federal funds purchased...............       1,401         5.41           56,732         1,605         5.09          61,219
     Commercial paper......................         862         5.57           35,917           996         5.42          40,442
     Other.................................         935         5.63           39,386           306         4.24           9,718
                                                -------                    ----------       -------                   ----------
        Total short-term funds borrowed....       3,198         5.52          132,035         2,907         5.12         111,379
                                                -------                    ----------       -------                   ----------
   Long-term debt..........................       3,507         6.54          171,463         2,460         6.35         116,969
                                                -------                    ----------       -------                   ----------
        Total interest bearing liabilities.      31,265         4.06          949,771        29,720         3.86         858,159
Portion of non-interest bearing funding
     sources                                      9,160                                       9,376
                                                -------                    ----------       -------                   ----------
        Total funding sources..............     $40,425         3.14          949,771       $39,096         2.93         858,159
                                                =======        -----       ----------       =======         ----      ----------
Net interest income and net interest margin                     5.32%      $1,607,933                       5.55%     $1,624,580
                                                               =====       ==========                       ====      ==========

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

CORESTATES FINANCIAL CORP AND SUBSIDIARIES
CONSOLIDATED AVERAGE BALANCE SHEETS AND TAXABLE
EQUIVALENT INCOME/EXPENSE AND RATES - continued

                                                                                  Nine Months Ended
                                                -------------------------------------------------------------------------------
                                                         September 30, 1997                          September 30, 1996
                                                --------------------------------------      -----------------------------------
                                                 Average                     Income/        Average                      Income/
                                                 balance         Rate        expense        balance         Rate         expense
                                                --------         ----        -------        -------         ----         -------
                                                (000,000)                     (000)        (000,000)                      (000)
NON-INTEREST EARNING ASSETS
---------------------------
Cash.....................................        $ 2,798                                    $ 2,830
Allowance for loan losses................           (700)                                      (699)
Other assets.............................          2,611                                      2,376
                                                 -------                                    -------
    Total non-interest earning assets....        $ 4,709                                    $ 4,507
                                                 =======                                    =======

TOTAL AVERAGE ASSETS.....................        $45,134                                    $43,603
--------------------                             =======                                    =======

NON-INTEREST BEARING FUNDING SOURCES
------------------------------------
Demand deposits:
    Domestic.............................        $ 7,810                                    $ 7,653
    Foreign..............................            388                                        376
Other liabilities........................          2,243                                      1,939
Shareholders' equity.....................          3,428                                      3,915
Non-interest bearing funding sources used
    to fund earning assets...............         (9,160)                                    (9,376)
                                                 -------                                     ------
      Total net non-interest bearing
        funding sources..................        $ 4,709                                    $ 4,507
                                                 =======                                    =======

SUPPLEMENTARY AVERAGES
----------------------
Net Federal funds purchased..............        $ 1,245         5.36%        $49,950       $ 1,209         4.91%       $44,462
Certificates of deposit in domestic
    offices over $100,000................          2,100         5.45          85,619         1,105         5.16         42,634
Average prime rate.......................                        8.42                                       8.28


PART II. OTHER INFORMATION

CORESTATES FINANCIAL CORP AND SUBSIDIARIES

     Item 6:  EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits - The following exhibits are filed herewith in connection with registration statements filed from time to time by the
              Corporation:

              3.1  Articles of Incorporation

              11   Computation of Per Share Earnings

              12.1 Computation of Ratio of Earnings to Fixed Charges
                   (Consolidated)

              12.2 Computation of Ratio of Earnings to Fixed Charges (Combined
                   CoreStates Parent Company and CoreStates Capital Corp)

              27   Financial Data Schedule

          (b) The following Reports on Form 8-K were filed by CoreStates Financial Corp during the quarter:

              1.   Date of Report: July 16, 1997
                   --------------
                   Item(s) Reported: Reporting under Item 5 the information set
                   ----------------
                   forth in the earnings news release of CoreStates Financial Corp.

              2.   Date of Report: August 4, 1997
                   --------------
                   Item(s) Reported: Reporting under Item 5 the information set
                   ----------------
                   forth in the news release of CoreStates Financial Corp regarding Rosemarie B. Greco and new senior management assignments.

CORESTATES FINANCIAL CORP AND SUBSIDIARIES







SIGNATURE
---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                     CORESTATES FINANCIAL CORP




Date:  November 12, 1997             By: /s/ Christopher J. Carey

                                         ------------------------

                                          Christopher J. Carey
                                          Senior Vice President and Controller
                                          (Principal Accounting Officer)

39