Form 10-K
period 1997-12-31
CORESTATES FINANCIAL CORP
filed 1998-03-30
CIK 69952

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____

                         Commission File Number 0-6879

                           CORESTATES FINANCIAL CORP
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Pennsylvania                                23-1899716
--------------------------------                       ------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

      Philadelphia National Bank Building
      Broad & Chestnut Streets
      P. O. Box 7618
      Philadelphia, Pennsylvania 19101-7618                  19101
-------------------------------------------               ------------
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number, including area code:          215-973-7488

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                       which registered
      -------------------                       ---------------------
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

     Yes     X       No _______
          -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant based on the closing sale price on February 27, 1998 was approximately $17.1 billion. For this purpose only, all directors and executive officers of the registrant were assumed to be affiliates. The number of shares of common stock outstanding at February 27, 1998 was 202,105,003.

                                     INDEX


PART I                                                                 PAGE
                                                                       ----
ITEM 1    Business                                                       2
ITEM 2    Properties                                                    14
ITEM 3    Legal Proceedings                                             15
ITEM 4    Submission of Matters to a Vote of Security Holders           15

PART II

ITEM 5    Market for Registrant's Common Equity and Related             16
          Stockholder Matters
ITEM 6    Selected Financial Data                                       16
ITEM 7    Management's Discussion and Analysis of Financial             16
          Condition and Results of Operations
ITEM 7A   Quantitative and Qualitative Disclosures About Market Risk    17
ITEM 8    Financial Statements and Supplementary Data                   17
ITEM 9    Changes in and Disagreements with Accountants on               *
          Accounting and Financial Disclosure

PART III

ITEM 10   Directors and Executive Officers of the Registrant            18
ITEM 11   Executive Compensation                                        24
ITEM 12   Security Ownership of Certain Beneficial Owners and           41
          Management
ITEM 13   Certain Relationships and Related Transactions                45

PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports on        45
          Form 8-K

SIGNATURES                                                              59

EXHIBIT INDEX                                                           61

*Not Applicable

                                     PART I

ITEM 1 - BUSINESS

     CoreStates Financial Corp ("CoreStates") is a bank holding company registered under the Federal Bank Holding Company Act of 1956, as amended (the "Act") and incorporated under the laws of Pennsylvania. At December 31, 1997, CoreStates had total consolidated assets of approximately $48.5 billion and shareholders' equity of approximately $3.2 billion. Based on December 31, 1997 rankings of bank holding companies by total consolidated assets, CoreStates was believed to be the 22nd largest bank holding company in the United States at such date.

     On November 18, 1997, CoreStates entered into an Agreement and Plan of Mergers (the "Merger Agreement"), which provides for the merger (the "Merger") of CoreStates into First Union Corporation ("First Union"). Pursuant to the Merger Agreement, each outstanding share of CoreStates common stock would be converted into 1.62 shares of First Union's common stock, subject to possible adjustment under certain circumstances. Based on the December 31, 1997 closing price of First Union's common stock, the transaction would have a value of approximately $16.5 billion. The Merger is expected to be accounted for as a pooling of interests, and pending receipt of shareholders' and regulatory approval, and other customary conditions of closing, is expected to close in the second quarter of 1998.

     The Merger will create a $205 billion financial services company having a leading banking presence on the eastern seaboard. The combined company will create the sixth largest banking company in the United States.

BANKING SUBSIDIARIES

     The lead banking subsidiary of CoreStates is CoreStates Bank, N.A. ("CoreStates Bank"), a national banking association with executive offices located in Philadelphia, Pennsylvania.

     CoreStates Bank of Delaware, N.A. ("CBD"), a national banking association with its executive office located in Wilmington, Delaware, is a principal banking subsidiary of CoreStates. CoreStates Bank and CBD are sometimes referred to herein as the "Banking Subsidiaries". Through CoreStates Bank and CBD, CoreStates engages in the business of providing wholesale banking services, consumer financial services which includes retail banking, and trust & investment management services.

     As of December 31, 1997, the Banking Subsidiaries operated from 562 full service offices located in eastern and central Pennsylvania, New Jersey and Delaware. CoreStates Bank also operates from 6 foreign branch offices and 25 foreign representative offices.

OTHER SIGNIFICANT SUBSIDIARIES AND AFFILIATED COMPANIES

     Congress Financial Corporation ("Congress"), a majority-owned subsidiary of
     ------------------------------
CoreStates, and its subsidiaries are engaged in commercial financing and factoring with headquarters in New York City and offices in Atlanta, Boston, Chicago, Columbia, MD, Dallas, Los Angeles, Miami, Portland, OR, Pleasantville, CA, Houston, Hato Rey, PR, Montreal, Toronto and Calgary, Canada and London, England. As of December 31, 1997, factored receivables of Congress and its subsidiaries totaled $455 million while outstanding commercial finance obligations and other receivables totaled $2,373 million.

     CoreStates Capital Corp ("Capital") is CoreStates' designated financing
     -----------------------
entity to obtain both short-term and long-term financing for CoreStates and its subsidiaries. At December 31, 1997, Capital had outstanding commercial paper in the aggregate principal amount of $730 million and debt securities in the aggregate outstanding principal amount of $2,462 million, with remaining maturities ranging from one month to nine years.

     CoreStates Holdings, Inc. ("CHI") is a wholly-owned subsidiary of
     ---------------------------------
CoreStates that holds ownership of non-voting stock and other securities held for investment purposes. CHI owns 20% of Electronic Payment Services, Inc. of Wilmington, Delaware (EPS). EPS and its subsidiaries provide data processing and transmission services to retail merchants using Point-of-Sale ("POS") terminals and to banks who are members of EPS's Automated Teller Machine ("ATM") Network. EPS owns 100% of MONEY ACCESS SERVICES, INC., Wilmington, Delaware (MAS), which operated the MAC(R) network, an electronic funds transfer network.

     Other Subsidiaries.  CoreStates also has several other direct and indirect
     -------------------
subsidiaries including companies engaged in brokerage services, processing services, investment advisory services, lease financing activities, holding real property facilities used by CoreStates' Banking Subsidiaries and companies created solely to facilitate the business of other subsidiaries.

     Core Business Sectors.  For analytical purposes, management has focused
     ----------------------
CoreStates into five core business sectors: Global and Specialized Banking; Regional Banking; Retail Credit Services; Trust and Asset Management; and Third Party Processing. Further information regarding CoreStates' five core business sectors is presented in Management's Discussion and Analysis of Financial Condition and Results of Operations at Exhibit 99.2 pages 8 through 12, which pages are incorporated by reference. A brief discussion of the five core businesses is presented below. There is considerable inter-relationship among these businesses.

     Global and Specialized Banking.  Global and Specialized banking services
     -------------------------------
are provided through the Banking Subsidiaries and Congress and include the following business lines: Specialized Banking, Secured Lending, Real Estate, Large Corporate Banking, Congress, International Banking, Investment Banking and Cash Management. Domestic financing services include commercial, industrial and real estate loans; the financing of receivables, inventory and equipment; derivative market activities to provide risk management services for customers; and the provision of financial services for correspondent banks. Foreign and international financial services include the making of loans; banker's acceptance financing; the issuance and confirmation of letters of credit; check and funds clearings, and related financial services. Also provided are transaction processing services, including cash management, lock box, funds transfer and collection and disbursement management on both a domestic and an international basis.

     International activities are conducted directly by CoreStates Bank through its head office in Philadelphia and 31 foreign offices. In addition, international banking and financing activities are conducted through two wholly-owned Edge Act subsidiaries with five offices.

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

     Trust & Asset Management  This core business provides products through four
     ------------------------
business lines: Institutional Trust; Personal Trust (including Private Banking); Retirement Plan Services; and Investment Management. The products of the four business lines are offered through the Banking Subsidiaries and include fiduciary administration and transaction processing services. CoreStates Investment Advisers, Inc. provides investment management services.

     Retail Credit Services This core business includes the following major
     ----------------------
business lines: Credit Card, Dealer Services, Educational Lending, Mortgage Services, Card Linx (CoreStates' merchant credit card processing business), and SynapQuest, CoreStates' Consumer and Commercial card processing company.

     Third Party Processing  This core business includes the QuestPoint
     ----------------------
processing companies, all wholly-owned entities, earnings from CoreStates' investment in Electronic Payment Services, Inc. ("EPS"), and the Financial Institutions Division ("FID"), a provider of correspondent bank services to financial institutions in the United States. The QuestPoint companies include:
QuestPoint Check Services, L.P. (formerly known as Transys)--a provider of check processing and payment services to CoreStates and other financial institutions; QuestPoint Remittance Services, L.P. (formerly CashFlex, L.P.)--a leading supplier of remittance processing services nationwide to corporations, CoreStates, and other financial institutions.

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

     Capital Guidelines  A discussion of capital guidelines and capital strength
     ------------------
is included in Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 and 14 of Exhibit 99.2, and in Footnote 6 "Regulatory and Capital Matters" on page 62 of Exhibit 99.2, which pages are incorporated by reference.

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

     Provisions of Federal banking law restrict the amount of dividends that can be paid to CoreStates by the Banking Subsidiaries. Under applicable Federal law, no dividends may be paid in an amount greater than "undivided profits then on hand," after deduction therefrom of certain loan losses. In addition, for each of the Banking Subsidiaries, prior approval of the Comptroller is required if the total of all dividends declared by a subsidiary bank in any calendar year will exceed its net profits (as defined) for that year, combined with its retained net profits for the preceding two calendar years. Based on these regulations, CoreStates Bank can declare dividends without approval of the Comptroller of the Currency of approximately $32,000,000 plus an additional amount equal to CoreStates Bank's retained net profits for 1998 up to the date of any such dividend declaration. Due to the special provision for losses on credit card outstandings recorded in the fourth quarter of 1997, CBD is unable to pay dividends without prior approval of the Comptroller of the Currency. See Footnote 6 "Regulatory and Capital Matters" on page 62 of Exhibit 99.2, which page is incorporated by reference.

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

     FDICIA
     ------

     Insurance Premiums  Deposits of the Banking Subsidiaries are insured by the
     ------------------
FDIC and are subject to FDIC insurance assessments. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned into one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the Banking Subsidiaries in the future will depend in part upon the risk assessment classification assigned to the Banking Subsidiaries by the FDIC and in part on the Bank Insurance Fund ("BIF") assessment schedule adopted by the FDIC. The Deposit Insurance Funds Act of 1996 ("DIFA") provides that deposit insurance premiums assessed by the BIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

DIFA also separated, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the BIF and the Savings Association Insurance Fund ("SAIF") assessments. The amount assessed on individual institutions by the FICO will be in addition to the amount, if any, paid for deposit insurance according to the FDIC's risk-related assessment rate schedules. FICO assessment rates are determined quarterly. Currently, the annual FICO rate for 1997 is set at 1.26 basis points for BIF-assessable deposits. The rate may be adjusted quarterly to reflect a change in assessment base for the BIF. By law, the FICO rate on BIF-assessable deposits must be one-fifth the rate of SAIF-assessable deposits until the insurance funds are merged or until January 1,2000, whichever occurs first.

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

SECURITIES AND RELATED REGULATION

     The Corporation's subsidiaries engaged in securities-related activities are regulated by the Securities and Exchange Commission ("SEC"). The activities of the Corporation's two subsidiaries which are registered broker dealers are also monitored by the Federal Reserve Board. Each such company is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc., the Securities Investors Protection Corporation and various state securities commissions and with respect to public finance activities, the Municipal Securities Rulemaking Board.

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

FUTURE LEGISLATION

     Legislation, including proposals to fundamentally revise the bank regulatory system, allow banking organizations to engage in a broader range of activities, and permit commercial organizations to engage in banking, is from time to time introduced in Congress. Such legislation may substantially change the competitive environment in which the Banking Subsidiaries operate. The Banking Subsidiaries cannot predict the ultimate effect that potential legislation, if enacted, would have upon the financial condition or results of operations of the Banking Subsidiaries.

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

     The five core business segments in the markets served by the Banking Subsidiaries and their affiliates are highly competitive and the Banking Subsidiaries and their affiliates compete with other commercial banks, savings and loan associations and other businesses which provide services similar to those offered by the Banking Subsidiaries and their affiliates. The Banking Subsidiaries actively compete in Global and Specialized Banking with local, regional and international banks and non-bank financial organizations, some of which are significantly larger than the Banking Subsidiaries. In providing consumer financial services (Regional Banking and Retail Credit Services), the Banking Subsidiaries' competitors include other banks, savings and loan associations, credit unions, regulated small loan companies and other non-bank organizations offering financial services. In providing Trust and Asset Management services, the Banking Subsidiaries compete with other banks, investment counselors and insurance companies in national markets for institutional funds and corporate pension and profit sharing accounts. The Banking Subsidiaries also compete with other banks, insurance agents, financial counselors and other fiduciaries for personal trust business.

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

                                   Employees

     As of February 27, 1998, CoreStates and its subsidiaries employed 15,878 persons on a full time basis and 2,832 part-time persons on a full-time equivalent basis. CoreStates provides a variety of employment benefits and considers its relations with its employees to be satisfactory.

                       Selected Statistical Information

     Tables and selected statistical information concerning CoreStates and its subsidiaries appear as indicated below on Exhibit 99.2, which pages are incorporated by reference.

                                        Exhibit 99.2
                                        Page
                                        Reference
                                        ---------
Distribution of Assets, Liabilities
and Stockholders' Equity;
Interest Rates and Interest
Differential..........................  85-88, 91

Investment Portfolio..................  97

Loan Portfolio........................  15-22
                                        92-95, 97

Summary of Loan Loss Experience.......  20-21
                                        94-95

Deposits..............................  85-88
                                        95

Return on Average Equity and Average
Assets................................  89

Short-Term Borrowings.................  65

ITEM 2 - PROPERTIES

     The principal offices of CoreStates and CoreStates Bank are located in Philadelphia, Pennsylvania in leased space located at Centre Square West (547,600 square feet), 15th and Market Streets, and the Philadelphia National Bank Building ("PNB Building") (292,219 square feet) located at Broad and Chestnut Streets. In addition, office space is leased for use by CoreStates and CoreStates Bank in the following Philadelphia locations: the Penn Mutual Building (289,800 square feet) at 5th and Walnut Streets, the Curtis Building (111,600 square feet) at 6th and Walnut Streets, the Widener Building (242,309 square feet) adjacent to the PNB Building, and 801 Arch Street Building (57,500 square feet).

     CoreStates Bank owns several major buildings which support operational activities. They are as follows: the CoreStates Plaza Building (576,656 square feet) located at 5th and Market Streets in Philadelphia, Pennsylvania; the Spring Ridge Building (395,000 square feet) located at One Meridian Boulevard in Wyomissing, Pennsylvania; the CoreStates Bank of Delaware Building (275,000 square feet) located at 3 Beaver Valley Road in Wilmington, Delaware; and the CoreStates Building at One Hillendale Drive (33,000 square feet) in Perkasie, Pennsylvania. CoreStates' operational units occupy all the space at each of these buildings.

     CoreStates Bank also owns or leases approximately 20 other regional area headquarters in Pennsylvania, New Jersey and Delaware to support its banking activities. At each of its Regional Headquarters various units support retail banking, commercial lending, trust and other banking functions.

     As of December 31, 1997, CoreStates Bank had 562 operating retail banking branches located in Pennsylvania, New Jersey and Delaware. Aggregate leased properties in 1997 required approximately $89,300,000 in rental payments net of sublease income. Closed branch locations resulting from merger consolidations are either being sold, or the leases are being terminated.

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

     No matters were submitted to security holders for vote during the fourth quarter of 1997.

                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS

     CoreStates Common Shares are traded on the New York Stock Exchange under the symbol "CFL". The table below sets forth, for the periods indicated, the high and low prices for CoreStates Common Shares as reported on the New York Stock Exchange, and cash dividends declared per share. On February 27, 1998, there were approximately 55,800 registered holders of Common Stock of CoreStates.

                                                    CORESTATES
                                         --------------------------------

                                                                DIVIDEND
                                         HIGH        LOW        DECLARED
                                         ----        ---        --------
Year ended December 31, 1997:
     First Quarter...................... $55         $47 1/2     $0.47
     Second Quarter.....................  57 7/8      46 1/2      0.47
     Third Quarter......................  68 13/16    53 1/4      0.47
     Fourth Quarter.....................  81 3/8      65 11/16    0.50

Year ended December 31, 1996:
     First Quarter...................... $44         $36 1/8     $0.42
     Second Quarter.....................  43 1/8      35 3/4      0.42
     Third Quarter......................  44          35 1/2      0.42
     Fourth Quarter.....................  55 3/8      42 3/4      0.47

     Following the Merger, the Dividend Policy would be that of First Union.

     The approval of the Comptroller of the Currency is required for national banks to pay dividends in certain circumstances. See the discussion under Government Supervision and Regulation--Dividends, supra., and the discussion in Footnote 6 "Regulatory and Capital Matters" (Exhibit 99.2 page 62, which page is incorporated by reference).

ITEM 6 - SELECTED FINANCIAL DATA

     Information required by this Item is contained on pages 89 and 90 of
Exhibit 99.2, which pages are incorporated by reference.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     Information required by this Item is contained on pages 3 through 42 of
Exhibit 99.2, which pages are incorporated by reference.

ITEMS 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Information required by this Item is contained on pages 23 through 34 of
Exhibit 99.2, which pages are incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Information required by this item is contained on pages 45  through 97 of
Exhibit 99.2, which pages are incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

Item 10 - EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table shows the name and age of the current executive officers of CoreStates Financial Corp ("Corporation") and the present and previous positions held by them for at least the past five years.

NAME                     AGE        PRESENT & PREVIOUS POSITIONS
----                     ---        ----------------------------
Terrence A. Larsen       51         Chairman, Chief Executive Officer, (January
                                    1, 1988 to present), Director (June 1, 1986
                                    to present), and President (August 4, 1997
                                    to present, January 1, 1992 to August 2,
                                    1994, May 6, 1986 to March 5, 1990), Chief
                                    Operating Officer (May 6, 1986 to January 1,
                                    1988) of the Corporation; Chairman and
                                    Director (October 1, 1990 to present), Chief
                                    Executive Officer, (August 4, 1997 to
                                    present) and President (August 4, 1997 to
                                    present and January 1, 1992 to August 2,
                                    1994) of CoreStates Bank; Chairman, Director
                                    (April 1, 1989 to October 1, 1990), Senior
                                    Executive Officer (1987 to 1988), and
                                    Executive Vice President, (1983 to 1986) of
                                    The Philadelphia National Bank ("PNB");
                                    Director (January 1, 1986 to December 6,
                                    1996) CoreStates New Jersey National Bank.

Christopher J. Carey     43         Chief Financial Officer of CoreStates Bank
                                    (February 18, 1997 to present); Corporate
                                    Controller (July 21, 1992 to present) of the
                                    Corporation and CoreStates Bank; Senior Vice
                                    President, (November 1, 1991 to present) of
                                    the

                                    Corporation and CoreStates Bank; Vice
                                    President (November 12, 1985 to November 1,
                                    1991) of CoreStates Bank.

Charles L. Coltman III   55         Vice Chairman (April 9, 1996 to present),
                                    President and Chief Operating Officer
                                    (August 2, 1994 to April 9, 1996), Assistant
                                    to the Chairman, Corporate Quality (February
                                    16, 1993 to August 2, 1994), Chief Credit
                                    Policy Officer (September 18, 1990 to
                                    February 16, 1993), Executive Vice President
                                    and Credit Policy Officer (November 21, 1989
                                    to September 18, 1990) of the Corporation;
                                    Vice Chairman and Director (May 21, 1996 to
                                    present) and Senior Executive Officer
                                    (August 2, 1994 to April 9, 1996) of
                                    CoreStates Bank; Vice Chairman (March 1990
                                    to September 1990), and Executive Vice
                                    President and Credit Policy Officer (1986 to
                                    1989) of PNB; Director (April 22, 1992 to
                                    December 6, 1996) of CoreStates New Jersey
                                    National Bank.

Charles P. Connolly, Jr. 49         Senior Executive Vice President (August 2,
                                    1994 to present) and Chief Risk Policy
                                    Officer (August 2, 1994 to October 15,
                                    1996), Chief Credit Policy Officer and
                                    Executive Vice President (February 16, 1993
                                    to August 2, 1994) of the Corporation; Vice
                                    Chairman (October 15, 1996 to present),
                                    Senior Executive Officer (August 2, 1994 to
                                    October 15, 1996) and Executive Vice
                                    President (June 1989 to February 16, 1993)
                                    of CoreStates Bank.

Rosemarie B. Greco       51         Executive Officer (August 4,

                                    1997 to January 30, 1998), President (June
                                    30, 1996 to August 4, 1997), Chief Banking
                                    Officer (August 2, 1994 to June 30, 1996),
                                    Chief Retail Services Officer (October 1,
                                    1993 to August 2, 1994) of the Corporation;
                                    Executive Officer (August 4, 1997 to January
                                    30, 1998) President, Chief Executive
                                    Officer, and Director (August 2, 1994 to
                                    August 4, 1997) of CoreStates Bank;
                                    President and Chief Executive Officer of
                                    CoreStates First Pennsylvania Bank Division of CoreStates Bank (March 1991 to August 2,
                                    1994) and Director (April 1992 to August 2,
                                    1994); President and Director (1987 to March
                                    1991), Chief Executive Officer (September
                                    1990 to March 1991), Executive Vice
                                    President (1986 to 1987) of Fidelity Bank;
                                    Senior Executive Vice President and Director
                                    (1987 to March 1991) of First Fidelity
                                    Bancorporation.

Carol A. Leisenring      47         Chief Economist and Executive Vice President
                                    (1987 to present), Director, Financial
                                    Services and Planning (June 1, 1996 to
                                    February 18, 1997) of the Corporation and
                                    CoreStates Bank.

Albert W. Mandia         50         Chief Financial Officer (February 18, 1997
                                    to present) and Executive Vice President
                                    (1989 to present) of the Corporation;
                                    President and Chief Operating Officer of
                                    CashFlex (January 2, 1996 to February 18,
                                    1997), a subsidiary of the Corporation;
                                    Executive Vice President

                                    (April 1992 to present) of CoreStates Bank.

Paul W. McGloin          50         Executive Vice President (April 9, 1996 to
                                    present) and Chief Risk Policy Officer
                                    (October 15, 1996 to present) of the
                                    Corporation; President, Meridian's Delaware
                                    Valley Division (1995 to 1996) and Executive
                                    Vice President, Credit Policy (1991 to 1995) of Meridian Bancorp.

P. Sue Perrotty          44         Executive Vice President and Chief
                                    Information Technology Officer (April 9,
                                    1996 to present) of the Corporation; Group
                                    Executive Vice President, Strategic
                                    Marketing and Distribution (August 1994 to
                                    April 9, 1996) and Executive Vice President,
                                    Retail Banking (December 1991 to August
                                    1994) of Meridian Bancorp.


     Set forth below are the names and ages of the directors of CoreStates as of December 31, 1997, their principal occupations and the year each individual began continuous service as a director of CoreStates or one of its predecessors. Each director has held the position or former position shown or other executive positions with the same or an affiliated or predecessor entity for at least the past five years, except as otherwise indicated. Also shown with respect to each director are directorships held in companies (other than CoreStates) which are required to file reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Exchange Act") or which are registered under the Investment Company Act of 1940 and certain other business or insurance companies.

     Upon the Merger, Terrence A. Larsen and five additional mutually agreed upon CoreStates' directors shall be elected or appointed to the First Union Board of Directors.

ROBERT W. CARDY, 61, DIRECTOR SINCE 1996.

     Chairman, President, Chief Executive Officer and Director, Carpenter Technology Corp. (specialty steel and alloys manufacturer) since July 1, 1992; prior thereto, President, Chief Operating Officer and Director, Carpenter Technology Corp. from November 1, 1990; Director of Meridian from April 20, 1993 until April 9, 1996.

CARLTON E. HUGHES, 66, DIRECTOR SINCE 1978.

     Chairman and Director of Stewart-Amos Steel, Inc. (structural steel fabrication); former President, Treasurer and Director of Stewart-Amos Equipment Co.; Director of Irex Corporation and Arnold Industries, Inc.

ERNEST E. JONES, 53, DIRECTOR SINCE 1992.

     Executive Director of Greater Philadelphia Urban Affairs Coalition.

TERRENCE A. LARSEN, 51, DIRECTOR SINCE 1986.

     Chairman, President and Chief Executive Officer of CoreStates; Chairman, President and Chief Executive Officer of CoreStates Bank, N.A.

HERBERT LOTMAN, 64, DIRECTOR SINCE 1990.

     Chairman and Chief Executive Officer of Keystone Foods Corporation (food manufacturing and distribution), President from March 1982 to May 1, 1997; Director of Getty Petroleum Corporation from 1988 to 1996 and PCI Services, Inc. from 1991 to 1996.

GEORGE V. LYNETT, 54, DIRECTOR SINCE 1995.

     Publisher, The Scranton Times (newspaper company); Secretary/Treasurer, Shamrock Communications, Inc.; President, Towanda Daily Review; and President, Wyoming County Press, Inc.

PATRICIA A. MCFATE, 65, DIRECTOR SINCE 1976.

     Senior Scientist and Program Director, Center for National Security Negotiations of Science Applications International Corporation (a systems engineering company); Senior Scientist of System Planning Corporation from October 1988 to July 1989; prior to October 1988, President and Trustee of The American-Scandinavian Foundation.

MARLIN MILLER, JR., 65, DIRECTOR SINCE 1988.

     President, Chief Executive Officer, and Director of Arrow International, Inc. (a manufacturer of medical products); Director of Carpenter Technology Corp.

JAMES M. SEABROOK, 64, DIRECTOR SINCE 1994.

     Chairman and Chief Executive Officer of Seabrook Brothers & Sons, Inc. (frozen food processor); Director of Bell Atlantic New Jersey until January 2, 1996; New Jersey Manufacturers Insurance Company; and New Jersey Re-Insurance Company.

RAYMOND W. SMITH, 60, DIRECTOR SINCE 1984.

     Chairman, Chief Executive Officer and Director of Bell Atlantic Corporation (telecommunications and services corporation); Director of US Airways (commercial aviation) and CBS Corporation.

GEORGE STRAWBRIDGE, JR., 60, DIRECTOR SINCE 1996.

     Private Investor; Adjunct Professor of Widener University; Director of Campbell Soup Company; Director of Delaware Trust Company From December 1978 until August 29, 1996; Director of Meridian from January, 1988 until April 9, 1996; President, GAR Inc., and President, Margaret Dorrance Strawbridge Foundation of PA 1, Inc.

PETER S. STRAWBRIDGE, 59, DIRECTOR SINCE 1979.

     Retired President and Director of Strawbridge & Clothier (regional merchandising corporation), as of July 15, 1996.

JUDITH M. VON SELDENECK, 57, DIRECTOR SINCE 1996.

     President and Chief Executive Officer of The Diversified Search Companies (an executive search firm); Director of Keystone Corporation, Tasty Baking Company; and Director of Meridian Bancorp, Inc., ("Meridian") from June 19, 1980 until April 9, 1996.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, CoreStates believes that, during the period January 1, 1997 through December 31, 1997, all filing requirements applicable to its officers and directors were complied with except for a late filing of a Form 4 regarding one transaction for Mr. P. Strawbridge and a late Form 3 initial filing for Ms. Perrotty.

ITEM 11 - EXECUTIVE COMPENSATION

               DIRECTORS' MEETINGS, COMMITTEES AND COMPENSATION

     In 1997, ten meetings of the Board of Directors of CoreStates were held. Each incumbent director who served as a director of CoreStates during 1997 attended at least 75% of the aggregate number of meetings of the Board of Directors of CoreStates and of the Committees of the Board on which each such director served. The Board of Directors of CoreStates has certain standing committees including an Audit Committee, a Human Resources Committee, a Corporate Governance Committee, Executive Committee, and an Investment and Funding Committee, the membership and functions of each of which are described below.

The Audit Committee consists of Dr. McFate (Chairperson) and Messrs. Cardy, Hughes and Miller. During 1997, the Audit Committee held four meetings. The functions of the Audit Committee include: review and examination of detailed reports of the internal auditors for CoreStates including reports on the fiduciary activities of banking subsidiaries; periodic meetings with the internal auditors and credit review personnel; review of reports of regulatory agencies having jurisdiction over CoreStates and certain banking and other subsidiaries and signing of such reports on behalf of the Board of Directors; evaluation of internal accounting controls for CoreStates and for the management of the fiduciary activities of banking subsidiaries; recommending engagement and continuation of engagement of independent auditors; and meetings with, and receiving and considering recommendations of, independent auditors of CoreStates.

     The Human Resources Committee consists of Ms. von Seldeneck (Chairperson) and Messrs. Cardy, Lotman, Miller, Seabrook and P.

Strawbridge.  During 1997, the Human Resources Committee held four meetings.
The Human Resources Committee's function is to: evaluate the performance of the Chief Executive Officer of CoreStates and report its assessment to the full Board of Directors; review, approve and recommend to the full Board changes in base compensation for senior officers of CoreStates and its banking subsidiaries; review, approve and recommend to the full Board material changes in CoreStates' benefit plans which significantly affect CoreStates' liabilities or the benefits provided to participants; administer the Incentive Compensation Plan for CoreStates Financial Corp and Participating Subsidiaries and the Long-Term Incentive Plan; review annually the salary budget with respect to CoreStates and its banking subsidiaries; review CoreStates' management development plans; and review other compensation and benefit plans of CoreStates and its subsidiaries.

     The Corporate Governance Committee consists of Messrs. Jones (Chairperson), Lotman, Lynett, Seabrook, G. Strawbridge and Ms. von Seldeneck. During 1997, the Corporate Governance Committee held two meetings. The Corporate Governance Committee's function is to make recommendations to the full Board of Directors with respect to: nominees for election as director at the Annual Meeting of shareholders; nominees to fill Board vacancies between annual shareholders' meetings; the composition of membership of the various standing committees of the Board of Directors of CoreStates; and other selected corporate governance matters.

     The Investment and Funding Committee consists of Mr. Lynett (Chairperson), Dr. McFate and Mr. G. Strawbridge. During 1997, the Investment and Funding Committee held four meetings. The Committee exercises general supervision over the investment portfolio and is responsible for the approval of policies and general supervision of the asset/liability management activities of CoreStates and its subsidiary banks. The Committee also exercises primary oversight responsibility for certain CoreStates' subsidiaries.

     The Executive Committee consisted of Messrs. Larsen (Chairperson), Hughes, Smith and Dr. McFate until October 21, 1997, at which time the Committee was expanded to also include Messrs. Cardy, Jones, Lynett, Seabrook and Ms. von Seldeneck. During 1997, the Executive Committee held ten meetings. The primary functions of the Executive Committee include: to act on behalf of the Board of Directors in between meetings; to provide the initial forum for discussion of management's major policy recommendations; oversight responsibility for the processing companies; and preliminary review of merger and acquisition activity.

     The By-laws of CoreStates provide that a shareholder may nominate a director at the Annual Meeting only if written notice (the "Notice") of such shareholder's intent is given by the shareholder and received by the Secretary of CoreStates not less than forty-five days prior to the date fixed for the Annual Meeting. The Notice shall contain or be accompanied by (a) the name and residence of such shareholder; (b) a representation that the shareholder is a holder of CoreStates' voting stock and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the Notice; (c) such information regarding each nominee as would have been required to be included in a proxy statement filed pursuant to Regulation 14A of the rules and regulations established by the Securities and Exchange Commission under the Exchange Act (or pursuant to any successor act or regulation) had proxies been solicited with respect to such nominee by the management or Board of Directors of CoreStates; (d) a description of all arrangements or understandings among the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which such nomination(s) are to be made by the shareholder; and (e) the consent of each nominee to serve as director of CoreStates if so elected.

                            DIRECTORS' COMPENSATION

     Directors who are also officers of CoreStates Financial Corp or its subsidiaries do not receive any fees for Board or Committee meetings.

     In April 1997, the shareholders approved the Amended and Restated Stock Compensation Plan for Non-Employee Directors (1997) to provide that, effective January 1, 1997, all eligible non-employee directors of CoreStates Financial Corp ("CoreStates") or CoreStates Bank, N.A. ("CBNA") on or before the date of an annual meeting of shareholders receive a whole number of shares of CoreStates Common Stock equal in value to 50% of his or her retainer fee payable for services as a director during such calendar year (including any additional retainer fee payable for service as a chairperson of a committee of the CoreStates Board or the CBNA Board of Directors) in lieu of payment of such percentage of retainer fee in cash.

     Therefore, in 1997, non-employee Directors of CoreStates received an annual retainer of $40,000, 50% of which was paid in the Common Stock of CoreStates on June 1, 1997. Meeting fees of $500 were paid for each meeting of the Board of Directors and each meeting of any Committee of the Board of Directors. The Chairman of the Audit Committee continued to receive an annual fixed sum of $8,000, 50% payable in CoreStates' Common Stock, and the annual fixed sum paid to the Chairman of each other Committee of the CoreStates Board of Directors was $5,000, 50% payable in CoreStates Common Stock. The $5,000 annual fixed sum paid to each member of the Audit Committee remains unchanged and was paid 100% in cash.

     In 1997, non-employee Directors of CBNA received an annual retainer of $15,000, 50% of which was paid in Common Stock of CoreStates on June 1, 1997. Meeting fees of $500 were paid for each meeting of the Board of Directors and each meeting of any Committee of the Board of Directors. The Chairman of the Audit Committee continued to receive an annual fixed sum of $5,000, 50% payable in CoreStates' Common Stock, and the annual fixed sum paid to the Chairman of each other Committee of the CoreStates Board of Directors was $2,500, 50% payable in CoreStates Common Stock. The $2,500 annual fixed sum paid to each member of the Audit Committee remains unchanged and was paid 100% in cash.

     During 1997, Directors of CoreStates who were directors of CBNA regional advisory boards received an honorarium of $1,000 to be paid in lieu of retainer and attendance fees.

     Under the Deferred Compensation Plan for Directors of CoreStates and CBNA (the "Directors' Deferred Plan"), directors of CoreStates and CBNA may elect prior to commencement of each term of service to defer payment of all or part of their directors' compensation. Amounts deferred are payable, as elected by the director, at the termination of the respective director's service to CoreStates or CBNA, the reaching of age 65, death, or a specified date, such payment to be made in a lump sum in up to 10 annual installments or other method. Amounts deferred are credited to an unfunded directors' deferred compensation account. Amounts deferred after April 1, 1988 were credited with interest at an annual rate equal to 60% of the prime rate of CBNA (the "CBNA Prime Rate"). Beginning January 1, 1989, interest has been credited on deferrals at a rate determined by multiplying the CBNA Prime Rate by a decimal amount equal to 1 minus 118% of the highest marginal corporate tax rate for Federal income tax purposes. Amounts deferred on or before April 1, 1988 receive earnings based on one or more of three hypothetical investments as selected quarterly by each affected participant. These provide yields equal to the return on, and appreciate or depreciate to the same extent as, funds invested in the CoreStates Bond Fund, the CoreStates Liquidity Fund and the CoreStates Equity Fund, each of which is a collective investment fund managed by CoreStates Investment Advisers, Inc. The right to receive future payments under the Directors' Deferred Plan is an unsecured claim against the general assets of CoreStates or CBNA, as applicable, Payments of deferred compensation may be made only in cash.

     Additionally, in 1980, Hamilton Bank ("Hamilton") established a directors' deferred compensation plan whereby participating directors of Hamilton could elect to forego certain directors' fees or other compensation for a five-year period, from January 1, 1980 through December 31, 1984, in return for the undertaking of Hamilton to pay each participating director a specified amount in 120 equal payments beginning at age 65 or 70, or at death, if earlier. Hamilton has obtained life insurance, of which Hamilton is the beneficiary, on each participating director in an amount which will cover Hamilton's obligation to pay each such director. The directors participating in this plan are Carlton E. Hughes and Marlin Miller, Jr. Total payments to be made over the 10 year distribution period or at death, if earlier, to Messrs. Hughes and Miller are $233,400 and $178,800, respectively. Amounts expensed for 1997 under the plan in respect to Messrs. Hughes and Miller were respectively $15,317 and $12,090.

                       HUMAN RESOURCES COMMITTEE REPORT

             COMPENSATION POLICIES FOR EXECUTIVE OFFICERS FOR 1997

     The Human Resources Committee of the Board of Directors (the "Committee") is composed entirely of independent, outside Directors, none of whom is a current officer or employee of CoreStates or any of its subsidiaries. The Board of Directors has delegated to the Committee the responsibility for establishing and administering CoreStates' executive compensation plans. The Committee consults with outside compensation consultants, attorneys and other specialists. The Committee's unanimous approval of CoreStates' executive compensation programs in 1997 was based on each Committee member's judgment and evaluation of the various factors underlying the overall compensation philosophy described below.

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

Base Salaries

     Base salaries for executives are competitive with incumbent salaries for peer positions in CoreStates' comparator group. The comparator group consists of 14 companies within the super-regional banking industry that have market, geographic and size similarities to CoreStates. All of these banks are contained within the Keefe, Bruyette, & Woods 50 Index, presented in the Comparative 5 year Cumulative Total Return graph on page 40 of this annual report on Form 10-
K. CoreStates generally targets base salaries at or near the median or average rate paid for each job within the group. Published compensation surveys are utilized to monitor competitive pay levels, in addition to compensation information reported in competitors' proxy statements.

Annual Incentive Awards

     Executive officers participate in an annual cash award program, the Incentive Compensation Plan for CoreStates Financial Corp and Participating Subsidiaries. The Human Resources Committee of the Board of Directors determines the awards granted under the Incentive Compensation Plan. Award opportunity is based on the individual executive's grade level and a mix of predetermined corporate and individual performance goals.

Corporate Performance

          One-Hundred percent of the annual award for the Chief Executive Officer and for the other four most highly compensated executive officers of CoreStates is based on corporate performance. Eighty percent of the annual award for eligible officers other than the named executive officers is based on corporate performance measured the same way. For 1997 this component of the Incentive Compensation Plan was paid at 100% of the payout target. Three measures are used as indices of corporate performance: net income after capital charge (NIACC), earnings per share (EPS), and progress toward achieving cultural change objectives.

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

     Growth in EPS is a key measure of financial strength considered by the external financial community. The use of this measure facilitates external comparison and is easily understood.

     Cultural change improvement is measured based on progress in advancing the corporate culture with reference to: 1) CoreValues--People, Performance, Integrity, Teamwork, Diversity, and Communication, 2) customer focus, 3) commitment to quality, 4) leadership, 5) growth and learning, 6) employee satisfaction, 7) productivity, and 8) alignment measures. A combination of quantitative and qualitative measures is used to track results against these objectives including several routinely tracked statistics, such as the diversity of our workforce at all levels in CoreStates' organization, upward and lateral mobility of employees, employee retention, training and development participation, utilization of vendors and services owned by women and people of color, employee survey results, and other pertinent statistics. Quantitative progress on attaining improved implementation of corporate cultural change is measured through a survey of all CoreStates employees; or through sample surveys throughout the company.

Individual Performance

     For eligible officers other than for the named executive officers, twenty percent of the annual award is based on individual performance. Individual performance goals are designed to reflect a balance between attainable and "stretch" objectives and are specific to each plan participant. Individual performance objectives are established at the beginning of the year based on the functions and responsibilities of each executive's position (for example, sales targets, income goals, cost reduction objectives, etc.). Also included in the measure of individual performance are objectives that champion CoreValues and reflect or measure managerial performance. These people-focused objectives count for at least one-third of individual performance.

     Target awards are based on a percentage of the midpoint of the salary grade of each individual. Corporate and individual executive performance are evaluated, and payout levels are determined independently at zero or 50 to 150% of the payout targets.

Long-Term Incentive Plan

     This plan is designed to support the long-term strategic goals of CoreStates by providing equity opportunities for individual executives based on their level of responsibility. Ownership aligns the interests of participating officers and executives with the interests of CoreStates' shareholders and ties a significant portion of senior officer compensation to shareholder returns. Under Ownership Guidelines developed in 1993 for achievement by 1998 and approved by the Human Resources Committee, the suggested number of shares to be owned varies according to the executive's salary grade, and ranges from one times salary range midpoint for Executive Vice Presidents up to 2.5 times salary range midpoint for the CEO. Stock held through the CoreStates Employee Stock Ownership and Savings Plan is counted toward the guidelines, but unexercised stock options are not.

     The primary award vehicles for 1997 were incentive stock options (ISOs) and non-qualified stock options (NQSOs). The first $100,000 of each stock option award was granted in the form of ISOs, with the remaining portion granted in NQSOs. Stock option grants provide the grantees the opportunity to acquire common stock at a fixed price (the fair market value on the date of the grant) for a specified period of time (ten years).

     Stock option plans provide upside earnings potential through increases in stock value over the long term. Target awards for stock option grants are expressed as a percentage of the salary range midpoint for each participant. Actual awards may range from 0% up to 150% of the target award based on a present assessment of the long-term value of the participant's ongoing performance contribution to CoreStates. In determining these grants, the Human Resources Committee did not specifically consider the amount and value of stock currently held by individuals. For 1997 stock option awards averaged 100% of target for all participants.

     The Committee, together with the assistance of an outside consultant, reviewed the 1997 total compensation, compared to the 14 bank peer group, for the CEO and the other four most highly compensated individuals who are executive officers as of the end of the year. In June, 1997 the Committee then recommended a one-time restricted stock award to be made in early 1998. The value of the grant was expressed as a dollar value, with corporate and peer group relative performance measures which determine the value of the grant which was made on January 20, 1998. Year end corporate performance measures produced an award at 94% of target.

Deductibility of Executive Compensation

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to public companies for compensation of $1 million paid to the Chief Executive Officer and the other four most highly compensated individuals who are executive officers as of the end of the year. Qualifying performance-based compensation is not subject to the deduction limit if certain requirements are met. While it is the Committee's policy to preserve corporate tax deductions by qualifying compensation paid over $1 million to named executive officers, it also maintains the flexibility to approve compensation arrangements that it deems to be in the best interests of CoreStates and its stockholders but which may not always qualify for full tax deductibility.

Summary

     Inherent in CoreStates' effort to create shareholder value are attention to financial performance and strength, and focused recognition of CoreStates' people as the cornerstone of the long-range competitive edge. Performance measures support the efforts to further corporate earnings and achieve a positive corporate culture. The ideal culture values all members of the workforce, maintains customer focus, and achieves excellence through commitment to quality.

               HUMAN RESOURCES COMMITTEE'S BASES FOR DETERMINING
                     THE COMPENSATION OF THE CEO FOR 1997

     The CEO's (Chief Executive Officer) base salary, and annual and long-term incentive award components are consistent with the spirit and objectives of CoreStates' executive compensation program as follows:

Base Salary

     In the Human Resources Committee's evaluation of the CEO's performance, it was specifically noted that his individual actions and leadership have had a significant effect on CoreStates' overall financial and cultural change/people value results, enhancing ongoing value to shareholders through stock appreciation and growth in earnings available for dividends. Although it is CoreStates' practice to target at or near the median of the CEO's base salaries reported in the comparative group, the Human Resources Committee has chosen to focus on total compensation rather than solely on base pay.

Annual Incentive Award

     100% of the CEO's annual incentive award is based on corporate performance. For 1997 this was paid at 100% of target, based on NIACC, earnings per share, and corporate culture/people objectives as described in the preceding Annual Incentive Award--Corporate Performance section on pages 29 and 30 of this annual report on Form 10-K section with respect to other executive officers.

Long-Term Incentive Plan

     The CEO participates in the Long-Term Incentive Plan described above under "Compensation Policies for Executive Officers for 1997". In February 1997 the CEO was granted options based on 100% of the target for his position.

     The CEO is a participant in the restricted stock program described above under "Compensation Policies for Executive Officers for 1997". In January 1998 the CEO was granted restricted stock based on 94% of target for his position.

                          SUMMARY COMPENSATION TABLE

     The following table shows, for the fiscal years ending December 31, 1995, 1996 and 1997, the cash compensation paid by CoreStates and its subsidiaries, as well as certain other compensation paid or accrued for those years, to the chief executive officer and the other four most highly compensated executive officers of CoreStates (collectively, the "Named Executives").




                           SUMMARY COMPENSATION TABLE

                                                                                               Long Term
                                                                                            --------------------
                                          Annual Compensation                Other Annual     Awards     Payouts       All Other
                                 ------------------------------------                       --------------------
                                                   Salary         Bonus      Compensation      Options     LTIP       Compensation
Name & Principal Position        Years             ($)*           ($)        ($)**             (#)         ($)***     ($)****
Terrence A. Larsen               1997              770,000        767,800    4,241              78,607           0     34,591
 Chairman and Chief              1996              755,385        335,808    3,277             102,581           0     37,769
 Executive Officer               1995              687,981        575,683    3,396             148,750     458,544     33,750

Rosemarie B. Greco               1997              440,000        385,800        0              49,124           0     26,400
 President and Chief             1996              423,846        246,912        0              52,713           0     21,192
 Executive Officer,              1995              387,308        304,344    2,745              76,375     339,073     19,000
 CoreStates Bank, N.A.

Charles L. Coltman, III          1997              420,000        266,280        0              40,393           0     25,200
 Vice Chairman, CoreStates       1996              413,846        177,520    2,558              52,713           0     20,692
 Financial Corp                  1995              387,308        304,344        0              76,375     127,152     19,000

Charles P. Connolly, Jr.         1997              300,000        229,200    2,140              28,562           0     17,969
 Senior Executive Vice           1996              295,385        105,632      962              24,164           0     14,769
 President and Chief Risk        1995              275,192        155,866      957              35,125      84,758     13,500
 Policy Officer

P. Sue Perrotty                  1997              261,450        142,050        0              14,101           0     15,634
 Executive                       1996              251,450         62,828        0              12,600           0     13,974
 Vice President                  1995              236,077        122,682        0              18,375           0      9,400


      *Annual Salary is reported for the calendar year
    **Other Annual Compensation includes Financial Planning
  ***Performance Units Awards
        No remaining performance unit awards to be paid out
        Half of award value net of taxes was paid in cash, the other half in stock
****All other compensation consists of compensation from savings and retirement plans as follows:
     -The CoreStates Employee Stock Ownership and Savings Plan provides investment choices and company contributions. Corporation contributions were as follows:
     1997:Larsen-$7,200, Greco-$9,600, Coltman-$9,600, Connolly-$9,600,
     Perrotty-$9,600
     1996:Larsen-$7,500, Greco-$7,500, Coltman-$7,500, Connolly-$7,500,
     Perrotty-$12,794.10
     1995:Larsen-$7,500, Greco-$7,500, Coltman-$7,500, Connolly-$7,500,
     Perrotty-$9,240
          in 1995 and 1996 Ms. Perrotty participated in the Meridian Supplemental Salary Reduction Plan
     The 401 Excess Plan was adopted in 1992. It mirrors the CoreStates Employee Stock Ownership and Savings Plan in that it provides investment choices and company matches for employees whose salaries are above ERISA limits for the savings plan. Corporation contribution were:
1997:Larsen-$27,390.55, Greco-$16,799.93, Coltman-$15,600.15, Connolly-
$8,369.26, Perrotty-$6,033.50
1996:Larsen-$30,269.25, Greco-$13,692.25, Coltman-$13,192.27, Connolly-
$7,269.19, Perrotty-$1,179.75
1995:Larsen-$26,250, Greco-$11,500, Coltman-$11,500, Connolly-$6,000, Perrotty-
$159
     In 1995 and 1996 Ms. Perrotty participated in the Meridian Supplemental Salary Reduction Plan.

                              OPTION GRANT TABLE

     The following table contains information concerning the grant of stock options to the Named Executives as of December 31, 1997.

                            OPTION GRANTS IN 1997 *

                                                                                                                  Grant Date
                                                                                                                    Value
                                                                                                                  ----------
                                            Options        % of Total Options         Exercise                    Black Scholes
                              Grant         Granted        Granted to Employees        or Base     Expiration     Grant Date
Name                          Date            (#)               in 1997                  Price       Date         Present Value**
Terrence A. Larsen          01/21/97         78,607           4.854%                   $51.500      01/21/07      $699,602
Rosemarie B. Greco          01/21/97         49,124           3.034%                   $51.500      01/21/07      $437,204
Charles L. Coltman, III     01/21/97         40,393           2.494%                   $51.500      01/21/07      $359,498
Charles P. Connolly, Jr.    01/21/97         28,562           1.764%                   $51.500      01/21/07      $254,202
P. Sue Perrotty             01/21/97         14,101           0.871%                   $51.500      01/21/07      $125,499

*Options reported in the table above are a combination of incentive and non-qualified stock options. All grants become exercisable one year from the date of grant and they must be exercised during employment except in the case of death, disability, retirement or involuntary termination. The term of each option is ten years.

**Results produced by the Black Scholes assumptions:
 Risk-free rate of return -- 6.39
 Dividend yield -- 4.00
 Expected Time of Exercise -- 6 years
 Market Price at Grant -- $51.50
 Expected Volatility -- .169

                      OPTION EXERCISES AND YEAR-END TABLE

     The following table sets forth information with respect to the Named Executives, concerning the exercise of options during 1997 and unexercised options as of December 31, 1997:


                     OPTION EXERCISES AND YEAR-END TABLE*

                                                                         Number of             Value of Unexercised
                                  Shares                               Unexercised             In-the-Money Options
                                 Acquired                               Options at                  at 12/31/97
                                    on           Value                 12/31/97 (#)                 ($)(/share)*
                                 Exercise       Realized       -----------------------------------------------------------
Name                                (#)           ($)          Exercisable   Unexercisable     Exercisable    Unexercisable
----                              -------       ----------     -----------   -------------     -----------    -------------
Terrence A. Larsen                      0       $        0       472,131         78,607         23,419,342      2,279,603
Rosemarie B. Greco                187,142       $6,013,825             0         49,124                  0      1,424,596
Charles L. Coltman, III            74,932       $3,943,330       220,738         40,393         10,808,677      1,171,397
Charles P. Connolly, Jr.           34,003       $1,579,792       112,430         28,562          5,576,551        828,298
P. Sue Perrotty                     9,800       $  530,425        19,950         14,101            956,396        408,929

*Values for Larsen, Greco, Coltman, Connolly, and Perrotty respectively represent the cumulative impact of stock options granted over, 10, 7, 10, 10, and 10 years respectively. One stock option grant was awarded per named executive in each year an award was made to the executive, with the exception of 1994, in which R. Greco, C. Coltman, and C. Connolly each received a second grant on 8/22/94.

                               PENSION BENEFITS

     CoreStates maintains the CoreStates Retirement Plan, a tax-qualified defined benefit plan, which generally covers employees of CoreStates and its participating subsidiaries and affiliates. The Retirement Plan is funded solely by contributions made by CoreStates on an actuarial basis to the Retirement Plan Trust. The normal retirement age under the Retirement Plan is age 65; however, participants may elect early retirement (in some circumstance without actuarial reduction) if certain requirements are met.

     For credited service through December 31, 1996, the Retirement Plan benefit formula is 1.5% of Final Average Compensation ("FAC") up to Social Security Covered Compensation ("SSCC") plus 2.0% of FAC over SSCC, multiplied by years of credited service to a maximum of 25; plus 1.0% of FAC, multiplied by years of credited service over 25 to a maximum of 40. (For years of credited service after December 31, 1996, the Retirement Plan formula has been reduced to 1.25% of FAC up to SSCC plus 1.75% of FAC over SSCC, multiplied by years of credited service to a maximum of 25; plus 0.75% of FAC, multiplied by years of credited service over 25 to a maximum of 40).

     The Final Average Compensation used in calculating the qualified Retirement Plan benefit is the annual average of the highest 60 consecutive months of base pay (excluding all incentive and other non-salary cash payments) during the last ten years of employment. The Final Average Compensation figure corresponds to the elements summarized in the Annual (Salary) Compensation shown in the Summary Compensation Table on page 34 of this annual report on Form 10-K.

     The Internal Revenue Code (the "Code") limits the amount of benefits which tax-qualified plans such as the Retirement Plan can pay to officers and other highly compensated employees. The CoreStates Financial Corp Supplemental Retirement Plan (the "CoreStates Supplemental Plan") provides benefit amounts which cannot be paid from the qualified Retirement Plan because of such Code limits. If an employee defers salary, the CoreStates Supplemental Plan also pays the difference between what the employee would have gotten in the qualified plan had he or she not deferred salary and the qualified plan benefit excluding the deferred salary. (Certain key executives who came from First Pennsylvania are covered under the First Pennsylvania Retirement Benefit Supplemental Plan, described below, instead of the CoreStates Supplemental Plan.)

     The following table shows, for various of credited service and compensation levels, the amount of straight life annuity benefits produced by the Retirement Plan benefit formula for a person retiring at normal retirement age in 1997 (with SSCC of $29,304). The table reflects the combined benefit payable under the qualified Retirement Plan and the CoreStates Supplemental Plan (or Benefit A of the First Pennsylvania Retirement Benefit Supplemental Plan, described below).

                              PENSION PLAN TABLE

Final Average    Estimated Annual Pension For Representative Years of Credited Services
                 ----------------------------------------------------------------------
Compensation     5              10             15             20             25             30
------------     -              --             --             --             --             --
$125,000         $11,460        $ 23,220       $ 34,990       $ 46,757       $ 58,524         64,775
$150,000         $13,896        $ 28,164       $ 42,427       $ 56,695       $ 70,962       $ 78,462
$175,000         $16,332        $ 33,096       $ 49,865       $ 66,632       $ 83,400       $ 92,150
$200,000         $18,768        $ 38,040       $ 57,302       $ 76,570       $ 95,837       $105,837
$225,000         $21,204        $ 42,972       $ 64,740       $ 86,507       $108,275       $119,525
$250,000         $23,640        $ 47,904       $ 72,177       $ 96,445       $120,712       $133,212
$300,000         $28,512        $ 57,780       $ 87,052       $116,320       $145,587       $160,587
$400,000         $38,268        $ 77,532       $116,802       $156,070       $195,337       $215,337
$450,000         $43,140        $ 87,408       $131,677       $175,945       $220,212       $242,712
$500,000         $48,012        $ 97,284       $146,552       $195,820       $245,087       $270,087
$600,000         $57,768        $117,036       $176,302       $235,570       $294,837       $324,837
$700,000         $67,512        $136,788       $206,052       $275,320       $344,587       $379,587
$800,000         $77,268        $156,540       $235,802       $315,070       $394,337       $434,337

     The First Pennsylvania Retirement Benefit Supplemental Plan (The "FP Supplemental Plan") provides selected key executive officers with retirement benefits in addition to those provided to all eligible employees under the Retirement Plan. The FP Supplement Plan covers two types of retirement benefits. Benefit A is equal to the excess of the amount that would be payable under the Retirement Plan if it did not contain the limitation on the annual amount of pension benefit payments or the amount of recognizable compensation imposed by the Internal Revenue Code over the amount actually payable under the Retirement Plan in accordance with such limitations. Benefit C is equal to 65% of the participant's average annual base salary for the five consecutive years immediately preceding the participant's retirement or other termination of benefits. Benefit C is then reduced by the aggregate of the following amounts: the benefit under Benefit A, the Social Security benefit, the benefit under the Retirement Plan, and the benefit under any retirement plan provided by a former employer, excluding any portion of such benefit attributable to the participant's own contributions to such plan.

     As of December 31, 1996, the period of credited service of the CoreStates' executive officers named in the Summary Compensation Table above are as follows:

                                                            PERIOD OF CREDITED
                                                                 SERVICE
                                                            ------------------
Terrence A. Larsen......................................... 19 years, 5 months
Rosemarie B. Greco.........................................  5 years, 9 months
Charles L. Coltman III..................................... 27 years, 10 months
Charles P. Connolly, Jr.................................... 25 years, 8 months
P. Sue Perrotty............................................ 16 years, 5 months

     Ms. Perrotty is additionally entitled to a supplemental pension benefit under the Meridian Supplemental Retirement Plan (the "Meridian SERP"). The benefit provided under this plan is equal to 50% of final average salary as of April 1996 less the benefit payable from Social Security less the benefits payable from the Retirement Plan and CoreStates Supplemental Plan. This benefit is payable as early as age 55.

         TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

     In February 1996, the Human Resources Committee of the Board of Directors approved the terms of termination of employment contracts for the Named Executives and certain other officers of CoreStates. Each Named Executive or identified officer terminated (as defined in the contract) would receive severance pay equal to two times the highest base salary and bonus during the preceding two years. In addition, each Named Executive or identified officer would be provided with employee benefits equivalent to those benefits received immediately prior to termination for a two year period following such termination. Payments are limited by the provisions of Section 280G of the Internal Revenue Code of 1986 and are offset by amounts which may be paid under any other CoreStates severance policy. The contracts are for a three year period from April 9, 1996. Additional information is contained in the "Interests of Certain Persons" Sections on pages 9 to 10 and 46 through 49 of Exhibit 99.3, the CoreStates January 9, 1998, Merger Proxy Statement, which sections are incorporated herein by reference.

                    Five-Year Shareholder Return Comparison

The following line graph compares five-year cumulative total shareholder return with the Standard & Poor's 500 Composite Index and the Keefe, Bruyette & Woods 50 Index (KBW 50) a published peer-industry index. The KBW 50 is made up of fifty of the nation's most significant banking companies, including money-center and most major regional banks, and is considered representative of the price performance of the nations' largest banks. Both the S&P 500 and the KBW 50 are market-capitalization-weighted indices. The graph assumes an initial investment of $100 and reinvestment of quarterly dividends.

                  COMPARATIVE 5 YEAR CUMULATIVE TOTAL RETURN
                             12/31/92 to 12/31/97

                             [GRAPH APPEARS HERE]

                Comparison of Five Year Cumulative Total Return
                           December 31, 1992 to 1997
                        CoreStates v. S&P 500 v. KBW 50

               -----------------------------------------------------------------
                     1992      1993      1994      1995      1996      1997
--------------------------------------------------------------------------------
CoreStates           100        95        99       150       214       342
--------------------------------------------------------------------------------
S&P 500              100       110       112       153       188       251
--------------------------------------------------------------------------------
KBW 50               100       106       100       160       227       332
--------------------------------------------------------------------------------

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below opposite the names of each director is the number of shares of CoreStates Common Stock ("Shares") beneficially owned as of February 27, 1998. Except as otherwise indicated in the Notes to the Director Information, the persons named possess sole voting and investment power with respect to the Shares shown opposite their names.

Name of Director                    Number of Shares
----------------                    ----------------
Robert W. Cardy                            1,563 (1)
Carlton E. Hughes                         11,738 (2)
Ernest E. Jones                            1,499
Terrence A. Larsen                       536,216 (3)
Herbert Lotman                            89,575 (4)
George V. Lynett                          35,420 (5)
Patricia A. McFate                         5,259
Marlin Miller, Jr.                        12,807 (6)
James M. Seabrook                          7,639 (7)
Raymond W. Smith                           6,115 (8)
George Strawbridge, Jr.                5,146,084 (9)
Peter S. Strawbridge                       3,129
Judith M. von Seldeneck                    3,777(10)


Notes to Director Information

(1) 490 of the Shares reported as beneficially owned by Mr. Cardy are owned by his wife. Mr. Cardy disclaims beneficial ownership of such Shares.

(2) 735 of the Shares reported as beneficially owned by Mr. Hughes are held in an irrevocable trust, of which his wife is trustee, for the benefit of their grandchildren. Mr. Hughes disclaims beneficial ownership of such Shares.

(3) This includes 176,901 Shares which Mr. Larsen has the right to acquire immediately pursuant to presently exercisable stock options. 313,224 of the Shares registered as beneficially owned by Mr. Larsen are registered in the joint names of Mr. Larsen and his wife. 68 shares are held for Mr. Larsen by CoreStates Bank, N.A. as trustee under the CoreStates Employee Stock Ownership and Savings Plan (ESOP).

(4) 44,110 of the Shares reported as beneficially owned by Mr. Lotman are owned by his wife. Mr. Lotman disclaims beneficial ownership of such Shares.

(5) 206 of the Shares reported as beneficially owned by Mr. Lynett are owned by his wife. 9,380 of the Shares reported as beneficially owned are registered in the name of his children, as to which Mr. Lynett disclaims beneficial ownership.

(6) 1,600 of the Shares reported as owned by Mr. Miller are owned by his wife. Mr. Miller disclaims beneficial ownership of such Shares.

(7) 2,000 of the Shares reported as beneficially owned by Mr. Seabrook are registered in the name of his daughter. Mr. Seabrook disclaims beneficial ownership of such Shares.

(8) 800 of the Shares reported as beneficially owned by Mr. Smith are held in a charitable trust, of which Mr. Smith and his wife are co-trustees.

(9) This includes (i) 5,145,962 Shares reported as beneficially owned by Mr. G. Strawbridge which are held by a trust of which Mr. Strawbridge is co-trustee and has the power to revoke and (ii) 122 Shares owned jointly with one of his children. Additionally, Mr. G. Strawbridge disclaims beneficial ownership of (a) 6,125 Shares held by a trust revocable by Mrs. Strawbridge of which Mr. Strawbridge is co-trustee; (b) 6,417 Shares held by a trust created by Mr. Strawbridge's son of which he is co-trustee; (c) 1,225 Shares held by a trust for the benefit of his stepdaughter of which he is the co-trustee; and (d) 4,000 Shares held by a trust for the benefit of his nephew of which he is the co-trustee.

(10) 1,604 of the Shares reported as beneficially owned by Ms. von Seldeneck are registered in her name as custodian for Kevin Clay von Seldeneck.

                      BENEFICIAL OWNERSHIP OF COMMON STOCK

     Information concerning the beneficial ownership of CoreStates Common Stock by directors is set forth above opposite the name of each director.

     The following table shows, as of February 27, 1998, the number of shares of CoreStates Common Stock beneficially owned, including shares which may be purchased through unexercised options, by the executive officers of CoreStates named in the Summary Compensation Table on page 34 except in respect to Mr. Larsen whose share ownership is reported above in the information concerning directors:

     Charles L. Coltman III                   237,076 Shares
     Charles P. Connolly, Jr.                 174,042 Shares
     P. Susan Perrotty                         58,247 Shares
     Rosemarie B. Greco                        80,416 Shares

     At February 27, 1998, the directors and executive officers of CoreStates as a group (21 persons) beneficially owned 6,566,386 shares of CoreStates Common Stock which represents approximately 3.25% of all outstanding shares. Mr. George Strawbridge, Jr. owned approximately 2.55% of the outstanding shares. No other director or officer beneficially owned more than 1% of the outstanding shares.

     Included in the share amounts shown are 4,068 shares held for Mr. Coltman, 67 shares held for Mr. Connolly, 69 shares held for Ms. Greco, 13,912 shares held for Ms. Perrotty and 15,807 shares held for other executive officers (other than Mr. Larsen) as a group by CoreStates Bank, N.A., as trustee under the CoreStates Employee Stock Ownership and Savings Plan. Also included are options to acquire shares (exercisable immediately or within 60 days after February 27,
1998) held by: Mr. Coltman -- 118,940; Mr. Connolly -- 140,992; Ms. Greco -- 0;
Ms. Perrotty -- 34,551 and the other executive officers (other than Mr. Larsen) of CoreStates as a group - 97,734. The named individuals have sole voting and investment powers with respect to the shares owned.

                SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     As of February 27, 1998, the following persons are known to CoreStates to be the beneficial owners of more than five percent of CoreStates' Common Stock. In preparing the table shown below, CoreStates has relied, without further investigation, on the information contained in the copy of the Schedule 13G delivered to it, which was filed jointly by the respective reporting persons with the SEC under the Securities and Exchange Act of 1934. The numbers shown on the table should be interpreted in light of the related footnotes.

            Name and Address                         Amount and Nature         Percent of
           Of Beneficial Owner                    of Beneficial Ownership         Class
           -------------------                    -----------------------         -----
The Capital Group Companies, Inc. (/1/)....             15,478,350(/2/)         7.8%(/2/)
Capital Research and Management Company
333 Hope Street
Los Angeles, CA 90071

(1) The shares reported by The Capital Group Companies, Inc. relate to those attributable to Capital Research and Management Company ("Capital Research") and other subsidiaries of The Capital Group Companies, Inc. on a
     Schedule 13G filed with the Securities and Exchange Commission.

(2) The Capital Group Companies report sole voting power as to 850 shares and sole dispositive power as to 15,478,350 shares. These shares do not include any shares as to which Capital Research reports sole voting power, but do include 15,477,500 shares as to which Capital Research reports sole dispositive power. Capital Research is the beneficial owner of 15,477,500 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Act. Beneficial ownership is disclaimed by the reporting persons pursuant to Rule 13d-4 of the Exchange Act.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     CoreStates' subsidiaries have from time to time made loans to some officers and directors of CoreStates and to companies with which they are associated. Such loans were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others, and did not involve more than normal risk of collectibility or present any unfavorable features.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

     The following Consolidated Statements and Deposits appear as indicated in
Exhibit 99.2, which pages are incorporated by reference.

                                      EXHIBIT
                                      99.2 Page
                                      Reference
                                      ---------
Consolidated Statements of Income
for the years ended December 31,
1997, 1996 and 1995.................    45

Consolidated Balance Sheets as of
December 31, 1997 and 1996..........    46

Consolidated Statements of Changes
in Shareholders' Equity for the
years ended December 31, 1997,
1996 and 1995.......................    47 - 48

Consolidated Statements of Cash
Flows for the years ended
December 31, 1997, 1996 and 1995.       49 - 50

                                           EXHIBIT
                                           99.2 Page
                                           Reference
                                           ---------
Notes to the Consolidated
Financial Statements.....................    51-84

Report of Independent Auditors...........    44

Selected Quarterly Data..................    78

(a)  2.   Financial Statement Schedules

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(b)  Current Reports on Form 8-K during the fourth quarter of 1997:

A report dated October 22, 1997, which included the Corporation's press release regarding third quarter and year-to-date financial information.

A report dated October 30, 1997, which included the Corporation's press release regarding its 10-year strategic technology alliance with Andersen Consulting.

A report dated November 18, 1997, which included the Corporation's press release regarding its entering into a merger agreement with first Union Corporation.

A report dated November 18, 1997, with respect to Changes in Control of Registrant, pursuant to the Corporation's entering into a merger agreement with First Union Corporation (Exhibit 2 Agreement and Plan of Mergers is incorporated by reference to the Current Report on Form 8-K filed by First Union Corporation on November 28, 1997).

(c)  Exhibits

     The exhibits listed on the Index to Exhibits on pages 47 to 55 hereof are incorporated by reference or filed herewith in response to this item.

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

2.2 Stock Option Agreement dated as of October 10, 1995 by and between CoreStates Financial Corp and Meridian Bancorp, Inc. and filed as Annex II to the Registrant's Report on Form S-4 No. 333-
               00067 and incorporated herein by reference.

2.3 Meridian Stock Option Agreement dated as of October 10, 1995 by and between Meridian Bancorp, Inc. and CoreStates Financial Corp and filed as Annex III to the Registrant's Report on Form S-4 No.
               333-00067 and incorporated herein by reference.

2.4 Agreement and Plan of Mergers dated as of the 18th day of November, 1997 by and between CoreStates Financial Corp and First
               Union Corporation and filed as Annex A to First Union
               Corporation's Form S-4 No. 333-44015 and incorporated herein by reference.

2.5 CoreStates Stock Option Agreement dated as of November 18, 1997 between First Union Corporation and CoreStates Financial Corp and filed as Annex B to First Union Corporation's Form S-4 No.
               333-44015 and incorporated herein by reference.

2.6 First Union Stock Option Agreement dated as of November 18, 1997 between CoreStates Financial Corp and First Union Corporation and filed as Annex C to First Union Corporation's Form S-4 No.
               333-44015 and incorporated herein by reference.

3.1            Articles of Incorporation of Registrant as amended through April
               9,1996 and filed as Exhibit 3.1 to the Registrant's Form 10-Q for the third quarter ended September 30, 1997 and incorporated herein by reference.

Exhibit No.                                                                           Page No.
-----------                                                                           --------
3.2            By-laws of Registrant as amended through January 21, 1997 and filed as Exhibit 3.2 to the Registrant's Form 10-K dated March
               21, 1997 and incorporated herein by reference.

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

4.4            First Supplemental Indenture dated as of March 1, 1993 to the
               Indenture dated as of December 1, 1990 by and between CoreStates
               Capital Corp, CoreStates Financial Corp and BankOne, Columbus,
               N.A. filed as Exhibit 4 to Registrant's Current Report on Form 8-
               K dated April 20, 1993 and incorporated herein by reference.


4.5            Second Supplemental Indenture dated as of August 1, 1994 among
               CoreStates Financial Corp, CoreStates Capital Corp, Bank One,
               Columbus, N.A. and Citibank, N.A. filed as

Exhibit No.                                                                           Page No.
-----------                                                                           --------
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

Exhibit No.                                                                           Page No.
-----------                                                                           --------
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

4.19           Form of Medium Term Note (Senior Floating

Exhibit No.                                                                                    Page No.
-----------                                                                                    --------
               Rate).  Filed as Exhibit 4(e)(5) to Registrant's Registration
               Statement on Form S-3/A, Nos. 333-2297 and 33-54049 and
               incorporated herein by reference.

4.20           Form of Medium Term Note (Subordinated Fixed Rate).  Filed as
               Exhibit 4(f)(5) to Registrant's Registration Statement on Form S-
               3/A, Nos. 333-2297 and 33-54049 and incorporated herein by reference.

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

4.26           Form of Common Stock.  Filed as Exhibit 4(1) to Registrant's
               Registration Statement on Form S-3/A, Nos. 333-2297 and

Exhibit No.                                                                           Page No.
-----------                                                                           --------
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

10.3(A)(i)     Amended and Restated Stock Compensation Plan for Non-Employee
               Directors (1997) of CoreStates Financial Corp. Filed as
               Annex B to Registrant's Proxy Statement dated March 4, 1997 and incorporated herein by reference.

10.3(A)(ii)    Amended and Restated Long-Term Incentive Plan (1997) of
               CoreStates Financial Corp as amended through January 20, 1998.

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

10.6           Agreement between New Jersey National Bank and Textron
               Financial- New Jersey, Inc. for the sale and leaseback of the Corporate and operations centers and four

Exhibit No.                                                                           Page No.
-----------                                                                           --------
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

10.10          *    CoreStates Financial Corp Stock Compensation Plan For Non-
               Employee Directors filed as Exhibit 10.19 to Registrant's Annual
               Report on Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.11          *    CoreStates Financial Corp 401 Excess Plan For Senior
               Management filed as Exhibit 10.20 to Registrant's Annual Report on
               Form 10-K for the fiscal year ended December 31, 1992 and incorporated herein by reference.

10.12          Agreement to Form a Joint Venture By and Among Banc One
               Corporation, CoreStates Financial Corp, PNC Financial Corp and Society

Exhibit No.                                                                           Page No.
-----------                                                                           --------
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

10.15          Distribution Agreement dated September 16, 1994 among CoreStates
          Financial Corp, CoreStates Capital Corp and Merrill Lynch & Co.,
          Goldman, Sachs & Co., Lehman Brothers Inc., J.P. Morgan Securities
          Inc., CoreStates First Boston Corporation and Smith Barney Inc. Filed as Exhibit 1(b) to the Registrant's Registration Statement on Form S-
          3, No. 33-54049 and incorporated herein by reference.

10.16          Underwriting Agreement dated September 16, 1994 among CoreStates
          Financial Corp, CoreStates Capital Corp and Lehman Brothers Inc.,
          Goldman, Sachs & Co., Merrill Lynch & Co., J.P. Morgan Securities
          Inc., CORESTATES First Boston Corporation and Smith Barney Inc. Filed as Exhibit 1(a) to the Registrant's Registration Statement on Form S-
          3, No. 33-54049 and incorporated herein by reference.

10.17          *    Agreement with Samuel A. McCullough dated April 18, 1996.
          Filed as Exhibit 10.1 to Registrant's June 30, 1996 10-Q and
          incorporated herein by reference.

10.18          *    Amendment to Termination Agreement dated

          July 1, 1986.  Filed as Exhibit 10.2 to Registrant's June 30, 1996 10-
          Q and incorporated herein by reference.

10.19     *    Form of Termination Agreement for Samuel A. McCullough dated
          July 1, 1986.  Filed as Exhibit 10.3 to Registrant's June 30, 1996 10-
          Q and incorporated herein by reference.


10.20     *    Form of Termination Agreement for Executive Officers.  Filed
          as Exhibit 10.4(A) to Registrant's June 30, 1996 10-Q and incorporated herein by reference.

10.21     *    Schedule of named Executive Officers and Executive Officers who are parties to a Termination Agreement.

12.1      Computation of Ratio of Earnings from Continuing Operations to Fixed
          Charges of Continuing Operations -- Consolidated.

12.2      Computation of Ratio of Earnings from Continuing Operations to Fixed
          Charges of Continuing Operations -- Combined CoreStates (Parent Only) and CoreStates Capital Corp.

21        List of Subsidiaries.

23(a)     Consent of Ernst & Young LLP

23(b)     Consent of KPMG Peat Marwick LLP

27.1      Financial Data Schedule.

27.2      Financial Data Schedule.

27.3      Financial Data Schedule.

99.1      Undertaking - Form S-8 Registration Statements.

99.2      Registrant's December 31, 1997 Form 10-K Financial Sections.

99.3      Pages 9 to 10 and 46 through 49 of the Registrant's January 9,
          1998 Merger Proxy Statement.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

NOTE: CoreStates Financial Corp will furnish, at cost, any exhibit not accompanying this document upon request. Cost for each document is determined by the number of pages in the document.

                         Independent Auditors' Report
                         ----------------------------

The Board of Directors
Meridian Bancorp, Inc.:

We have audited the accompanying consolidated balance sheet of Meridian Bancorp, Inc. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Meridian Bancorp, Inc. and subsidiaries as of December 31, 1995 and the results of their operations and their cash flows for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

Philadelphia, PA
January 17, 1996,
Except as to note 2, which is as of February 23, 1996


                                               /s/ KPMG Peat Marwick LLP

                         INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------

The Board of Directors and Stockholders
United Counties Bancorporation


We have audited the accompanying consolidated balance sheet of United Counties Bancorporation and subsidiaries as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1995. These consolidated financial statements are the responsibility of the Bancorporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Counties Bancorporation and subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the year ended December 31, 1995 in conformity with generally accepted accounting principles.

Short Hills, New Jersey
January 16, 1996, except for note 20,
  which is as of February 23, 1996



                                                       /s/ KPMG Peat Marwick LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         CORESTATES FINANCIAL CORP


Date: March 30, 1998     By: /s/ Terrence A. Larsen
                            --------------------------
                         Terrence A. Larsen
                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

SIGNATURES               TITLE                          DATE
----------               -----                          ----
/s/Terrence A. Larsen
____________________     Director, Chairman of the      March 30, 1998
Terrence A. Larsen       Board and Chief Executive
                         Officer

/s/Albert W. Mandia
____________________     Chief Financial Officer        March 30, 1998
Albert W. Mandia         (Principal Financial Officer)

/s/Christopher J. Carey
____________________     Controller                     March 30, 1998
Christopher J. Carey     (Principal Accounting Officer)

/s/Robert W. Cardy
____________________     Director                       March 30, 1998
Robert W. Cardy

/s/Carlton E. Hughes
____________________     Director                       March 30, 1998
Carlton E. Hughes

/s/Ernest E. Jones
____________________     Director                       March 30, 1998
Ernest E. Jones


____________________     Director                       March __, 1998
Herbert Lotman

                                  SIGNATURES
                                  (Continued)


SIGNATURES               TITLE                          DATE
----------               -----                          ----
/s/George V. Lynett
____________________     Director                       March 30, 1998
George V. Lynett


____________________     Director                       March __, 1998
Marlin Miller, Jr.

/s/Patricia McFate
____________________     Director                       March 30, 1998
Patricia McFate

/s/James M. Seabrook
____________________     Director                       March 30, 1998
James M. Seabrook

/s/Raymond W. Smith
____________________     Director                       March 30, 1998
Raymond W. Smith


____________________     Director                       March __, 1998
George Strawbridge, Jr.


____________________     Director                       March __, 1998
Peter S. Strawbridge


____________________     Director                       March __, 1998
Judith M. von Seldeneck

                                 EXHIBIT INDEX
                                 -------------

10.3 (A)(ii) Amended and Restated Long-Term Incentive Plan (1997) of CoreStates Financial Corp as amended through January 20, 1998.

10.21 Schedule of Named Executive Officers who are parties to a Termination Agreement.

12.1 Computation of Ratio of Earnings from Continuing Operations to Fixed Charges of Continuing Operations -- Consolidated.

12.2 Computation of Ratio of Earnings from Continuing Operations to Fixed Charges of Continuing Operations -- Combined CoreStates (Parent Only) and CoreStates Capital Corp.

21        List of Subsidiaries.

23(a)     Consent of Ernst & Young LLP

23(b)     Consent of KPMG Peat Marwick LLP

27.1      Financial Data Schedule

27.2      Financial Data Schedule

27.3      Financial Data Schedule

99.1      Undertaking - Form S-8 Registration Statement

99.2      Registrant's December 31, 1997 Form 10-K Financial Sections

99.3 Pages 9 to 10 and 46 through 49 of the Registrant's January 9, 1998 Merger Proxy Statement